Form 10-Q
period 2000-03-31
UNIVERSAL ACCESS INC
filed 2000-05-15
CIK 1070699

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________________ to __________________

================================================================================
Commission File Number:
================================================================================

UNIVERSAL ACCESS, INC.                                   36-4186543
(Exact name of registrant as specified in its charter)   (I.R.S. Employer Identification No.)

================================================================================

DELAWARE                                                             60606
(State or other jurisdiction of incorporation or organization)       (Zip Code)

================================================================================

100 N. RIVERSIDE PLAZA, SUITE 2200
CHICAGO, ILLINOIS
(Address of principal executive offices)

================================================================================

(312) 660-5000
(Registrant's telephone number, including area code)

================================================================================


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No  X


The number of shares outstanding of the issuer's common stock, par value $0.01, as of April 30, 2000 was 89,134,906 shares.

                             UNIVERSAL ACCESS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at December 31, 1999
              and March 31, 2000 (Unaudited)                                   3

         Condensed Consolidated Statements of Operations for the
              Three Months Ended March 31, 1999 and 2000 (Unaudited)           4

         Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 1999 and 2000 (Unaudited)           5

         Notes to Condensed Consolidated Financial Statements                6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     8-22

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           22


PART II
OTHER INFORMATION

Item 1.  Legal Proceedings                                                    23

Item 2.  Changes in Securities and Use of Proceeds                            23

Item 4.  Submission of Matters to a Vote of Security Holders                  24

Item 6.  Exhibits and Reports on Form 8-K                                  25-26

Signatures                                                                    27


PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    UNIVERSAL ACCESS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                                   Dec. 31,     March 31,
ASSETS                                                                                               1999         2000
                                                                                                 -----------  ----------
                                                                                                              (unaudited)

Current assets:
     Cash and cash equivalents                                                                      $ 38,024     $ 172,859
     Investments                                                                                           -        14,309
     Accounts receivable, less allowances for doubtful accounts of $649 and $750, respectively         2,996         3,921
     Prepaid expenses and other current assets                                                         1,900         2,128
                                                                                                    --------     ---------
       Total current assets                                                                           42,920       193,217

Restricted cash                                                                                            -         1,850
Property and equipment, net                                                                           18,888        25,054
Intangible assets, net                                                                                 2,457         2,321
                                                                                                    --------     ---------
               Total assets                                                                         $ 64,265     $ 222,442
                                                                                                    ========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                                           $ 5,174       $ 8,283
     Unearned revenue                                                                                  2,113         2,606
     Notes payable                                                                                     1,019           977
     Other liabilities                                                                                 1,277         1,093
                                                                                                    --------     ---------
       Total current liabilities                                                                       9,583        12,959

Notes payable                                                                                          2,246         2,012
Other liabilities                                                                                        394           342
                                                                                                    --------     ---------
       Total liabilities                                                                              12,223        15,313
Commitments and contingencies (Note 5)

Stockholders' equity:
     Series A Cumulative Convertible, $.01 par value; 1,000,000 shares authorized; 772,331  shares
      issued and outstanding plus accrued dividends of $196 (liquidation value of $2,208)              2,208            --
     Series A warrants                                                                                    83            --
     Series B Cumulative Convertible, $.01 par value; 2,400,000 shares authorized; 2,233,335  shares
      issued and outstanding plus accrued dividends of $298 (liquidation value of $5,531)              5,531            --
     Series B warrants                                                                                   500            --
     Series C Convertible, $.01 par value; 667,000 shares authorized; 666,667  shares
      issued and outstanding (liquidation value of $1,941)                                             1,941            --
     Series D Cumulative Convertible, $.01 par value; 7,058,823 shares authorized; 6,042,697 shares
      issued and outstanding plus accrued dividends of $663 (liquidation value of $26,220)            27,102            --
     Series E Cumulative Convertible, $.01 par value; 1,597,386 shares authorized; 1,557,385 shares
      issued and outstanding plus accrued dividends of $50 (liquidation value of $27,954)             27,954            --
     Series E warrants                                                                                   136            --
     Common stock, $.01 par value; 300,000,000 shares authorized; 31,975,021 and 89,069,716 shares
      issued and outstanding                                                                             320           891
     Common stock warrants                                                                                13           636
     Additional paid-in-capital                                                                       22,930       249,349
     Deferred stock option plan compensation                                                         (11,909)      (11,070)
     Accumulated deficit                                                                             (23,039)      (30,923)
     Notes receivable - employees                                                                     (1,728)       (1,754)
                                                                                                    --------     ---------

       Total stockholders' equity                                                                     52,042       207,129
                                                                                                    --------     ---------
               Total liabilities and stockholders' equity                                           $ 64,265     $ 222,442
                                                                                                    ========     =========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     UNIVERSAL ACCESS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                      (in thousands, except per share data)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                     --------------------
                                                                                       1999         2000
                                                                                     --------     -------

Revenues                                                                              $ 1,531     $ 7,335

Costs and expenses:
     Cost of revenues                                                                   1,285       5,926
     Operations & administration (excluding stock option plan compensation)             1,175       9,740
     Operations & administration (stock option plan compensation)                          95         840
     Depreciation & amortization                                                           25         566
                                                                                      -------     -------
          Total costs and expenses                                                      2,580      17,072
                                                                                      -------     -------
          Operating loss                                                               (1,049)     (9,737)
                                                                                      -------     -------
Other income (expense), net                                                                (2)        663
                                                                                      -------     -------

Net loss                                                                               (1,051)     (9,074)
Accretion and dividends on redeemable and nonredeemable cumulative
 convertible preferred stock                                                             (142)          -
                                                                                      -------     -------
Net loss applicable to common stockholders                                            $(1,193)    $(9,074)
                                                                                      =======     =======

Basic and diluted net loss per share                                                  $ (0.04)    $ (0.22)
Shares used in computing basic and diluted net loss per share                          30,600      41,097


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     UNIVERSAL ACCESS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                          ------------------------
                                                                                             1999           2000
                                                                                          ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

                      Net cash used for operating activities                              $  (1,571)     $  (7,137)
                                                                                          ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

               Purchase of UTX costs                                                             --         (3,542)
               Purchase of Non-UTX costs                                                        (68)        (1,340)
               Purchase of short-term investments                                                --        (14,309)
                                                                                          ---------      ---------
                      Net cash used for investing activities                                    (68)       (19,191)
                                                                                          ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

               Proceeds from debt issuance                                                      600             --
               Debt repayments                                                                 (141)          (333)
               Restricted cash balance                                                           --         (1,850)
               Proceeds from issuance of common stock                                            --        163,346
               Proceeds from issuance of preferred stock and preferred stock warrants         5,878             --
               Other                                                                             28             --
                                                                                          ---------      ---------
                      Net cash provided by financing activities                               6,365        161,163
                                                                                          ---------      ---------

Net increase in cash and cash equivalents                                                     4,726        134,835

Cash and cash equivalents, beginning of period                                                  844         38,024
                                                                                          ---------      ---------
Cash and cash equivalents, end of period                                                  $   5,570      $ 172,859
                                                                                          =========      =========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                    UNIVERSAL ACCESS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Universal Access, Inc. and its subsidiaries, Universal Access of Virginia, Inc. and Universal Access Bermuda, Ltd., ("the Company" or "we") without audit and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Financial Statements and Notes thereto included in the Company's Registration Statement on Form S-1, as amended, filed with the SEC on March 16, 2000. Results for fiscal 2000 interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2000.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999, the SEC issued SAB 101, which speaks to revenue recognition. In March 2000, the SEC issued 101A, which delays the effective date of SAB 101 until April 1, 2000. The Company has evaluated the impact of SAB 101 and determined that it will not have a material impact.

NOTE 2 - INITIAL PUBLIC OFFERING AND COMMON STOCK

     On March 17, 2000, the Company completed its initial public offering ("IPO") of common stock that resulted in the issuance of 12,650,000 shares at a price to the public of $14.00 per share. This offering resulted in net proceeds of $162,361,000 after deducting an underwriting discount of $12,397,000 and offering expenses such as legal and accounting fees, printing costs and SEC registration fees of approximately $2,342,000. Upon the closing of the IPO, all outstanding preferred stock automatically converted to shares of common stock as follows:

Series A Cumulative Convertible Preferred Stock                      5,097,384
Series B Cumulative Convertible Preferred Stock                     13,400,010
Series C Convertible Preferred Stock                                 2,000,001
Series D Cumulative Convertible Preferred Stock                     18,128,091
Series E Cumulative Convertible Preferred Stock                      4,672,155

Additionally, upon closing of the IPO, all outstanding preferred stock warrants to purchase 166,667 shares of Series B Cumulative Convertible Preferred Stock and 40,000 shares of Series E Cumulative Convertible Preferred Stock converted into warrants to purchase 1,000,002 and 120,000 shares of common stock, respectively.

     During February and March 2000, and prior to the IPO, 360,000 common stock warrants were exercised. During the same period, 77,233 warrants to purchase Series A Cumulative Convertible Preferred Stock were exercised and were subsequently converted into 463,398 shares of common stock upon the IPO date.

NOTE 3 - INVESTMENTS

     The Company's short-term investments have original maturities of between three and six months, are classified as held-to-maturity and are stated at amortized cost. The Company had no such investments at December 31, 1999. Investments consist of the following at March 31, 2000, (in thousands):

Commercial paper                                       $ 9,309
Time deposits                                            5,000
                                                       -------
     Total investments                                 $14,309
                                                        ======

NOTE 4 -- PROPERTY AND EQUIPMENT, NET

     Property and equipment consists of the following, stated at cost, at December 31, 1999 and March 31, 2000, respectively (in thousands):

                                                        1999              2000
                                                      -------          -------

Furniture and fixtures                                $   885          $  1,488
UTX costs                                               3,974             4,332
Computer hardware and software                          2,453             4,885
Other equipment                                            56                77
Construction in progress                               12,260            15,444
                                                      -------          --------
                                                       19,628            26,226
Less: Accumulated depreciation and amortization          (740)           (1,172)
                                                      -------          --------
     Property and equipment, net                      $18,888          $ 25,054
                                                      =======          ========

     Construction in progress primarily relates to costs incurred during the expansion of the Company's Universal Transport Exchange ("UTX") facilities.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

     The Company leases UTX facilities, office facilities and certain equipment over periods ranging from two to fifteen years. During the quarter ended March 31, 2000, the Company entered into a significant new lease agreement for its corporate headquarters located in Chicago, Illinois. Future rentals for operating leases are as follows at March 31, 2000 (in thousands):

           2000                                             $   4,339
           2001                                                 6,869
           2002                                                 7,057
           2003                                                 7,242
           2004                                                 7,482
           Thereafter                                          54,994
                                                            ---------
             Total minimum lease payments                   $  87,983
                                                            =========

     The Company leases certain equipment under capital leasing arrangements with periods ranging from two to five years. Additionally, the Company has entered into non-cancelable agreements with various telecommunications vendors to purchase minimum amounts of network services on a monthly basis. There were no material changes in these commitments from amounts reported at December 31, 1999.

     The Company is a party to certain litigation for which the claimants are seeking damages in excess of $10,000,000. The litigation arose out of a letter of intent that the Company entered into in December 1998 relating to the Company's potential acquisition of a business. In the opinion of management, such litigation is without merit and will not have a material adverse effect on the operations or financial condition of the Company. Accordingly, no amount has been accrued as a liability as of December 31, 1999 and March 31, 2000.

     The Company is involved in various other legal matters in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

NOTE 6 - NET LOSS PER SHARE

     Basic and diluted net loss per share has been computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding. Basic and diluted net loss per share for the quarters ended March 31, 1999 and March 31, 2000 do not include the effect of 0 and 1,120,002 warrants to purchase shares of common stock or options to purchase 2,304,000 and 11,892,979 shares of common stock, respectively, as their effect would be antidilutive. Basic and diluted net loss per share for the quarter ended March 31, 1999 also do not include the effect of preferred stock and preferred stock warrants that were convertible into 2,316,990 shares of common stock and 231,699 common stock warrants, as their effect would also have been antidilutive.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading "Factors That May Affect Future Results."

OVERVIEW

     We commenced operations on October 2, 1997 for the purpose of facilitating the provisioning, installation and servicing of dedicated communications circuits for service providers who buy network capacity and transport suppliers who sell network capacity. To date, we have derived substantially all of our revenues from providing ongoing, dedicated circuit access. Monthly recurring circuit revenues are generated under client contracts with terms ranging from 12 to 60 months. Contracts with our clients may be terminated by the client at any time, subject to additional payments. Circuit charges are billed monthly in advance, and circuit revenues are recognized in the month that service is provided. Amounts billed in advance are recorded on the balance sheet as accounts receivable and unearned revenue. At March 31, 2000, unearned revenue was $2.6 million.

     Additionally, monthly recurring UTX revenues are generated from leasing space in our UTX facilities. Our UTX billing and revenue recognition policies are the same as those described above for circuits. To date, we have not charged our clients for provisioning, installation or network management services.

     At April 30, 2000, we had seven completed UTX facilities, two of which had been placed into operations. In addition to the seven constructed UTX facilities, we expect to complete construction of eight additional facilities during the remainder of 2000, for a total of 15 UTX facilities. Construction, equipment and facility leasing costs incurred in connection with the construction of a UTX facility are capitalized until the facility is placed into operations. Once the facility is placed into operations, these costs are amortized over the lesser of the term of the lease, ranging from seven to 15 years, or the estimated useful life of the equipment. At March 31, 2000, for the 15 facilities, we had capitalized UTX construction costs of $15.4 million, outstanding commitments of approximately $12.3 million and facility costs of approximately $32.5 million.

     Our clients are communications service providers and transport suppliers, such as Internet service providers, competitive local exchange carriers, incumbent telecommunication service providers and other application and network service providers. Our largest client represented approximately 18% of total revenues for the quarter ended March 31, 1999. Our largest two clients represented approximately 47% of total revenues for the quarter ended March 31, 2000.

     To date, cost of revenues primarily consist of amounts paid to transport suppliers for circuits. We have negotiated volume discounts and network route-specific discounts under contracts with the majority of our suppliers. These contracts generally have terms ranging from three to ten years and include minimum monthly purchase commitments that begin anywhere from six to twelve months after we enter into the contract. At March 31, 2000, these minimum purchase commitments totaled approximately $500,000 per month. However, actual purchases, which totaled approximately $5.9 million, have exceeded these minimum purchase commitments for the quarter ended March 31, 2000. In addition, we are party to contracts that will impose additional minimum purchase commitments that we anticipate will total approximately $1.6 million per month by September 2000.

     Operations and administration costs consist of salaries and employee benefits, costs associated with the development, expansion and maintenance of our Universal Information Exchange ("UIX") databases, and costs associated with sales, marketing, operations, administration and facilities. During the period ended March 31, 2000, we entered into lease agreements for our new corporate office headquarters in Chicago, Illinois, and a new sales office in Herndon, Virginia.

     In each quarter since our inception, we have incurred operating losses and net losses, and experienced negative cash flows from operations. At March 31, 2000, we had an accumulated deficit of $30.9 million.

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                           -------------------------------------
                                                                           (in thousands, expect per share data)
                                                                                   1999              2000
                                                                                 -------          -------
Net loss                                                                         $(1,051)         $ (9,074)
Dividends on redeemable and nonredeemable cumulative convertible
  preferred stock                                                                   (142)                -
                                                                                 -------          --------
Net loss applicable to common stockholders                                       $(1,193)         $ (9,074)
                                                                                 =======          ========

Basic and diluted net loss per share                                             $ (0.04)         $  (0.22)
Basic and diluted net loss per share (excluding non-cash stock option
  compensation expense)                                                          $ (0.04)         $  (0.20)
Shares used in computing net loss per share                                       30,600            41,097

RESULTS OF OPERATIONS

COMPARISON OF QUARTER ENDED MARCH 31, 1999 TO QUARTER ENDED MARCH 31, 2000

REVENUES

     Revenues increased from $1.5 million for the quarter ended March 31, 1999 to $7.3 million for the quarter ended March 31, 2000. Substantially all of our revenues consisted of circuit revenues in each of these periods. UTX revenues represented less than 1% of revenues for the quarter ended March 31, 1999 and 4% of revenues for the quarter ended March 31, 2000. Revenues derived from the operations acquired during 1999 from Pacific Crest Networks, Inc. and Stuff Software, Inc. represented 4.5% of revenues for the quarter ended March 31, 2000. The increase in revenues was primarily attributable to an increase in the volume of circuits sold due to an increase in the number of clients and additional sales to existing clients.

COST OF REVENUES

     Cost of revenues increased from $1.3 million for the quarter ended March 31, 1999 to $5.9 million for the quarter ended March 31, 2000. Substantially all of our cost of revenues consisted of circuit access costs in each of these periods. As a percentage of total revenues, cost of revenues decreased from 84% for the quarter ended March 31, 1999 to 81% for the quarter ended March 31, 2000. The increase in cost of revenues in absolute dollars was primarily attributable to an increase in the volume of circuits sold due to an increase in the number of clients and additional sales to existing clients. The decrease in cost of revenues as a percentage of total revenues was primarily attributable to the high margin revenues from the acquired operations of Pacific Crest Networks, Inc. and Stuff Software, Inc. as well as from volume pricing efficiencies on circuit access costs.

OPERATIONS AND ADMINISTRATION (EXCLUDING STOCK OPTION PLAN COMPENSATION)

     Operations and administration expenses increased $8.5 million from $1.2 million to $9.7 million in the quarters ending March 31, 1999 and 2000, respectively. This increase was primarily attributable to significant increases in personnel, continued expansion of our UIX databases and the build-out of our corporate infrastructure, including facilities, sales and marketing.

     The number of employees increased from 29 at March 31, 1999 to 251 at March 31, 2000. The cost of UIX development personnel as well as non-capitalized development costs associated with the UIX increased $367,000 for the quarter ended March 31, 2000 as compared to March 31, 1999. Facilities costs, including rent and utilities for corporate offices and sales offices increased $726,000 for the quarter ended March 31, 2000 as compared to March 31, 1999. Finally, sales and marketing costs for tradeshows, advertising and promotions increased $830,000 for the quarter ended March 31, 2000.

     We expect total operations and adminstration expenses to continue to increase in both absolute dollars and as a percentage of revenue as we continue to increase personnel, expand the UIX databases and build-out corporate infrastructure. Ultimately, we expect operations and administration expense to significantly decrease as a percentage of revenue as we fully leverage our operating systems, our UIX databases and our infrastructure.

OPERATIONS AND ADMINISTRATION (STOCK OPTION PLAN COMPENSATION)

     During fiscal years 1998 and 1999, we granted stock options to employees and non-employees with per share exercise prices deemed to be below the fair market value of our common stock at the date of grant. These stock option issuances have resulted in stock option plan compensation charges, which are initially deferred and subsequently amortized over the vesting period of the related options. Amortization expense totaled $95,000 for the quarter ended March 31, 1999 and $840,000 for the quarter ended March 31, 2000. The substantial increase in stock option plan compensation charges between periods primarily relates to the increase in stock options outstanding from 2,304,000 at March 31, 1999 to 11,892,979 at March 31, 2000. We expect to recognize additional stock option plan compensation charges of approximately $2.6 million for the remainder of fiscal 2000 and $8.5 million over the next four years as these options vest.

DEPRECIATION AND AMORTIZATION

     Depreciation expense includes depreciation of furniture, fixtures and equipment at our office facilities and of equipment at our UTX facilities. We expect depreciation expense to increase substantially in the future as we continue to place our UTX facilities into service.

     Amortization expense relates to intangible assets acquired in connection with the purchases of Pacific Crest Networks, Inc. and Stuff Software, Inc. in July 1999 and November 1999, respectively.

OTHER INCOME (EXPENSE)

     Other income increased to $663,000 for the quarter ended March 31, 2000. The increase was attributable to our investment of substantially all of the proceeds from our issuance of Series E Cumulative Convertible Preferred Stock offering as well as the proceeds from our public stock offering, in cash equivalents with original maturities of less than three months and marketable securities with original maturities of between three to six months. Interest income for the quarter ended March 31, 2000 was partially offset by interest expense on notes payable and capital lease obligations.

INCOME TAXES

     From our inception through September 27, 1998, we elected to be treated as a subchapter S-corporation for income tax purposes. On September 27, 1998, we converted to a C-corporation. At December 31, 1999, we had approximately $10,091,000 of federal and state net operating loss carryforwards. These carryforwards may be available to offset future taxable income. Our federal and state net operating loss carryforwards expire at various dates beginning in 2018. Due to the uncertainty that we will generate future earnings sufficient to enable us to realize the benefit of these net operating loss carryforwards, we have recorded a valuation allowance for the full amount of our deferred tax asset. As a result, no income tax benefit has been recorded in our statement of operations. We assess the realizability of our deferred tax asset on an ongoing basis and adjust the valuation allowance based on this assessment. Additionally,
Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the use of net operating loss carryforwards if there is a change in ownership, as defined, within any three year period. The utilization of certain net operating loss carryforwards may be limited due to our capital stock transactions.

LIQUIDITY AND CAPITAL RESOURCES

     On March 17, 2000, we completed an initial public offering of our common stock that resulted in the issuance of 12,650,000 shares of common stock at an offering price of $14.00 per share. Net proceeds related to this offering totaled $162.4 million. Until the time of our initial public offering, we had financed our operations primarily through private placements as well as through borrowings from stockholders and financial institutions. Since inception through December 31, 1999, we have raised $63.4 million in capital through private placements of common and convertible preferred stock and common and preferred stock warrants. Our principal uses of cash are to fund operating losses, working capital requirements and capital expenditures. At March 31, 2000, we had $172.9 million in cash and cash equivalents and $14.3 million in short-term investments with original maturities of six months or less.

     In March 2000, we entered into a lease commitment for office space located in Chicago, Illinois which will serve as our new corporate headquarters. This commitment will result in lease payments of $1.3 million during fiscal 2000 and an additional $3.4 million of annual lease payments through July 2012.

     In March 1999, we entered into a credit agreement with a bank under which we may request the bank to issue letters of credit or we may borrow up to a total of $4.0 million. The agreement provides that outstanding borrowings bear interest at the bank's prime rate. This agreement expired in April 2000 and we do not intend to renew this line of credit. The collateral cash balance in the amount of our outstanding letters of credit of $500,000 were outstanding as of March 31, 2000.

     In September 1999, we entered into a credit agreement with a bank under which we may request the bank to issue letters of credit or we may borrow up to a total of $6.0 million. The agreement expires in August 2000. Outstanding borrowings under the agreement bear interest at the bank's prime rate and are secured by substantially all of our assets. The agreement requires that we maintain a cash balance in a custodial account in an amount equal to the amount by which the borrowings and letters of credit outstanding exceed $3.0 million. The agreement requires that we maintain specified debt to tangible net worth and quick ratios. We were in compliance with both ratios at March 31, 2000. Letters of credit totaling $4.85 million were outstanding under the agreement as of March 31, 2000 and a $1.85 million cash balance was in a custodial account as of March 31, 2000.

     In December 1999, we entered into a credit agreement with a bank and borrowed $3.3 million. Outstanding borrowings bear interest at approximately 15% and are secured by specifically identified assets. The agreement expires in November 2002 and requires that we maintain an unrestricted cash balance of at least $15.0 million. As of March 31, 2000, the outstanding balance of this loan was $3.0 million.

     Net cash used in operating activities increased from $1.6 million for the quarter ended March 31, 1999 to $7.1 million for the quarter ended March 31, 2000. The increase in net cash used was primarily due to increased net losses, partially offset by increases in non-cash stock option compensation charges. We anticipate that we will continue to require cash to support our future operating activities.

     Net cash used in investing activities increased from $68,000 for the quarter ended March 31, 1999 to $19.2 million for the quarter ended March 31, 2000. The increase in net cash used in investing activities relates to the purchases of property and equipment, primarily for the construction of our UTX facilities, and short-term investments. We expect to substantially increase our investments in equipment in the near term as we increase our number of UTX facilities.

     At April 30, 2000 we had seven completed UTX facilities, two of which had been placed into operations. In addition to these facilities we intend to complete construction on eight additional facilities during the remainder of 2000, for a total of 15 UTX facilities.

     We plan to spend approximately $45.1 million on capital expenditures for the remainder of 2000, $25.6 million on the construction of eight additional facilities, approximately $12.0 million for the expansion of corporate facilities and the remainder of which will be used to fund the build-out of our corporate infrastructure. We will use part of the proceeds from our public stock offering for these capital expenditures.

     Net cash provided by financing activities increased from $6.4 million for the quarter ended March 31, 1999 to $161.2 million for the quarter ended March 31, 2000. The increase was primarily due to the receipt of net proceeds of $162.4 million from the public issuance of our common stock on March 17, 2000. We have invested these proceeds primarily in cash equivalents, with original maturities of less than 3 months and marketable securities, with original maturities of between three and six months. We intend to continue investing surplus cash in similar securities.

     Our future capital requirements will depend on a number of factors, including market acceptance of our services, the resources we devote to developing, selling and marketing our services and the rate at which we expand our UTX facilities. In addition, we plan to continue to evaluate possible investments in complementary businesses, products and technologies. Although we believe that the net proceeds from this offering, together with existing cash balances, will be sufficient to fund our operations for at least the next twelve months, we may require additional financing within this time frame. Additional funding may not be available on terms acceptable to us, or at all.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to the factors discussed elsewhere in this Form 10-Q and the Company's other reports filed with the SEC, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

WE HAVE INCURRED SUBSTANTIAL LOSSES SINCE OUR INCEPTION, AND IF WE FAIL TO INCREASE OUR REVENUES, WE WILL BE UNABLE TO ACHIEVE AND MAINTAIN PROFITABILITY.

     We have incurred significant losses since inception and expect to continue to incur losses in the future. As of March 31, 2000, we had an accumulated deficit of $30.9 million. Although our revenues have grown from $1.5 million in the quarter ended March 31, 1999 to $7.3 million in the quarter ended March 31, 2000, we cannot be certain that our revenues will continue to grow, or that we will achieve sufficient revenues to achieve profitability. We expect to continue to incur significant and increasing expenses in order to:

     o    expand sales and marketing activities to increase market acceptance;

     o expand our operational activities to further develop our business model;

     o expand our administrative organization to support the anticipated growth of our business;

     o    expand and enhance our UIX databases; and

     o    build out our UTX facilities.

As a result, we will need to generate significantly higher revenues to achieve and maintain profitability. If we fail to generate higher revenues, we may continue to incur operating losses and net losses.

OUR LIMITED OPERATING HISTORY MAKES FORECASTING DIFFICULT.

     We have a limited operating history and, therefore, limited meaningful historical financial data upon which to base our planned operating expenses. Specifically, our UTX business model is relatively new, and we have not operated our UIX databases in conjunction with our UTX facilities long enough to accurately predict trends in our business. Moreover, we have not built out enough UTX facilities to be able to test whether our strategy to utilize these facilities will work. Accordingly, we are subject to all of the risks that are associated with companies in an emerging industry and in an early stage of development, including:

     o    undercapitalization;

     o    cash shortages;

     o    the unproven nature of our business model;

     o    the new and unproven nature of the market for our services;

     o the need to make significant expenditures and incur significant expenses as we develop our business, infrastructure and operations;

     o the lack of sufficient clients and revenues to sustain our operations and growth without additional financing;

     o    difficulties in managing growth; and

     o limited experience in providing some of the services that we offer or plan to offer.

     For example, from time to time we enter into long-term agreements with communications transport suppliers for the supply and installation of communications network capacity. These agreements generally provide for monthly minimum revenue commitments from us, which we must negotiate based on forecasts of our future network capacity requirements. As of March 31, 2000, we were party to contracts that will impose minimum purchase commitments that we anticipate will total approximately $1.6 million per month by September 2000. If we fail to forecast our network capacity requirements accurately or fail to accurately forecast other aspects of our business, it will be difficult for us to become profitable.

WE HAVE AN UNPROVEN BUSINESS MODEL, AND WE CANNOT BE SURE THAT CLIENTS WILL WIDELY ACCEPT OUR SERVICES.

     Our business strategy is unproven. To be successful, we must convince prospective clients to entrust their network capacity data and transport requirements to a company without a long and proven track record. We are not aware of any companies that have a directly comparable business, and we cannot be sure that clients will widely accept our services.

     Our ability to expand our client base may be limited by the following factors:

     o    the speed, reliability and cost effectiveness of our services;

     o    the willingness of clients to outsource the obtaining of circuits;

     o    our ability to market our services effectively; and

     o    the growth of the Internet.

We may not be able to execute our business model if the markets for our services fail to develop or grow more slowly than anticipated, if competitors enter the market or if we are unable to expand our client base.

OUR ABILITY TO IMPLEMENT AND MAINTAIN OUR UIX DATABASES IS UNPROVEN. IF WE CANNOT INCREASE THE SCOPE AND ACCURACY OF THESE DATABASES AS PLANNED, OUR ABILITY TO COST-EFFECTIVELY FACILITATE THE OBTAINING OF CIRCUITS FOR OUR CLIENTS WILL BE AT RISK.

     To be successful, we must increase and update information about pricing, capacity, availability and location of circuits contained in our databases. Our ability to cost effectively facilitate the supplying of circuits and to provide ongoing dedicated line circuit access depends upon the information we collect from our transport suppliers regarding their networks, which we include in our UIX databases. Our suppliers are not obligated to provide us with this information and could decide to stop providing this information to us at any time. Moreover, we cannot be certain that the information that our suppliers share with us is completely accurate or current. If we cannot continue to maintain and expand our UIX databases as planned, we may be unable to increase our revenues or to cost-effectively facilitate the supplying of the circuits, and we may never achieve profitability.

THE MARKET FOR OUR UTX SERVICES IS NEW AND UNPROVEN, AND WE HAVE LIMITED EXPERIENCE PROVIDING OUR UTX SERVICES.

     The market for our UTX services is new and unproven. Our ability to generate revenues will suffer if the market for these services fails to develop, or develops more slowly than we expect. The growth of this market depends on several uncertain events or occurrences including:

     o our ability to remain a neutral intermediary between transport suppliers and the willingness of these suppliers to install their equipment in our UTX facilities;

     o our ability to successfully and cost-effectively market our services to a sufficiently large number of clients; and

     o    the increased need for high speed communications network services.

     To date, we have derived substantially all of our revenues from providing on-going circuit access, and we have only limited experience providing our UTX services. At April 30, 2000, we had operational UTX facilities in Chicago and Santa Clara, and completed UTX sites in San Francisco, Los Angeles, Miami, Dallas and Washington, D.C. and seven UTX clients. However, these clients may terminate their UTX contracts at any time, and our ability to generate revenues will suffer if we fail to maintain our existing clients and to attract new clients for our UTX services.

     One of our key strategies is to expand our business by opening additional UTX facilities in geographically diverse locations. In addition to our seven completed or operational UTX facilities, we expect to construct eight additional UTX facilities in the United States during the remainder of 2000, for a total of 15 completed UTX sites. Construction of UTX facilities is expensive and time-consuming and will cause a significant strain on the capital resources and operation of our business. If we are unable to generate sufficient cash flows or raise sufficient funds, we may have to delay or abandon some or all of our development and expansion plans. A delay in the expansion of our UTX facilities may make it more difficult for us to respond to competitive pressures and establish our presence in the market.

     It usually takes us at least six months to select an appropriate location for a new UTX facility, construct the facility, install equipment and communications network infrastructure and hire operations and sales personnel. We must incur these costs before we have clients who purchase our services to be delivered from the UTX facilities. If the demand does not develop as we anticipate, we will have fixed costs without corresponding revenue and our business will be harmed. Once a UTX facility becomes operational, we expect it to experience losses for at least one year.

OUR ABILITY TO OPEN UTX FACILITIES IS SUBJECT TO A NUMBER OF RISKS, INCLUDING THE FOLLOWING:

     o the availability of appropriate space for these facilities on reasonable terms;

     o competition for limited space in desirable locations from large, well-capitalized companies that may be more attractive tenants for potential landlords;

     o    construction delays;

     o    cost overruns;

     o    equipment and material delays; and

     o    inability to obtain necessary permits on a timely basis.

     In addition, our costs will increase as we continue to open UTX facilities. These increased costs include:

     o    leasing additional real estate;

     o    expenses associated with hiring, training and managing new employees;

     o    purchasing new equipment;

     o    implementing power and redundancy systems;

     o    implementing multiple communications connections; and

     o    depreciation expense.

     An inability to establish additional UTX facilities as planned, to effectively manage our expansion or to attract sufficient clients to our UTX facilities would harm our ability to generate revenues.

IF WE CANNOT SUCCESSFULLY IMPLEMENT OUR NETWORK OPERATIONS CENTER, WE WILL BE UNABLE TO PROVIDE MONITORING, MAINTENANCE AND RESTORATION SERVICES TO OUR CLIENTS.

     One of our primary business objectives is to provide our clients with network monitoring, maintenance and restoration services 24 hours a day, seven days a week through a network operations center. However, we have not fully developed this capacity and currently provide network management services through an outsourcing arrangement with a third party, until our own facility becomes operational. We recently acquired a network operations facility, but have not yet upgraded this facility or begun hiring employees, and we have only limited experience implementing services of this type. As a consequence, we cannot be sure that our efforts to provide these services will be successful. Our ability to implement this strategy will depend on many factors, including our ability to upgrade the facility, install new equipment and hire, train and manage employees.

     If we fail to successfully implement a network operations center, we may not be able to monitor network operations effectively or troubleshoot circuits in a cost-effective manner, which would cause us to lose clients and make it difficult for us to attract new clients.

ALTHOUGH WE PLAN TO EXPAND INTERNATIONAL OPERATIONS, WE HAVE NO EXPERIENCE OPERATING INTERNATIONALLY.

     An important component of our strategy is to expand into international markets, such as Europe, Asia and South America. However, we have no experience operating internationally. The risks inherent in conducting our business internationally include:

     o    unexpected changes in regulatory requirements and trade barriers;

     o unexpected changes in national and international (including European Union and World Trade Organization) regulatory requirements and trade barriers;

     o    challenges in staffing and managing foreign operations;

     o    differences in technology standards;

     o    employment laws and practices in foreign countries;

     o    longer payment cycles and problems in collecting accounts receivable;

     o    inability to obtain access to transport capacity;

     o    political instability;

     o fluctuations in currency exchange rates and imposition of currency exchange controls; and

     o    potentially adverse tax consequences.

     In addition, in order to expand internationally, we may enter into joint ventures or outsourcing agreements with third parties, acquire complementary businesses or operations, or establish and maintain new operations outside of the United States. We may not control or manage some or all of these operations. As a result, we may be required to depend on third parties for the management of these international operations. If these foreign operations are not successful, they could significantly damage our reputation, which would harm our ability to attract new clients and retain existing clients.

COMPETITION IN OUR INDUSTRY IS INTENSE AND GROWING, AND WE MAY BE UNABLE TO COMPETE EFFECTIVELY.

     The market for the services we provide is highly fragmented. In addition, the market in which we operate is new, rapidly evolving and highly competitive. We believe that at this time no single competitor competes directly with us with respect to all of the services we offer; however, we currently or potentially compete with a variety of companies, including some of our transport suppliers, with respect to our products and services individually, including:

     o national and local carriers, such as AT&T, Broadwing, MCI WorldCom and Williams Communications;

     o companies that provide collocation facilities, such as AboveNet Communications (MFN), AT&T, Equinix, Exodus Communications, Frontier Global Center, and Intel;

     o competitive local exchange carriers, such as AT&T, ELI, ICG Communications, MCI WorldCom, NextLink Communications, and Pathnet; and

     o incumbent local exchange carriers, such as GTE and Sprint, and regional Bell operating companies such as BellSouth and SBC Communications.

     We expect to face additional competition from new market entrants in the future as there are few substantial barriers to entry in our market. Significant new competitors could arise from increased consolidation and strategic alliances in the telecommunications industry. Other new entrants could enter the market with a business model similar to ours. Our target markets may support only a limited number of competitors. Operations in such markets with multiple competitive providers may be unprofitable for one or more of such providers. Prices in both the long distance business and the data transmission business have declined significantly in recent years and are expected to continue to decline.

     Moreover, while recent regulatory initiatives allow carriers such as us to interconnect with incumbent local exchange carrier facilities and to obtain unbundled network elements from incumbent local exchange carriers, certain initiatives also provide increased pricing flexibility for, and relaxation of regulatory oversight of, the incumbent local exchange carrier. This may present incumbent local exchange carriers with an opportunity to subsidize services that compete with our services with revenues generated from non-competitive services. This would allow incumbent local exchange carriers to offer competitive services at lower prices. Existing laws also restrict the regional Bell operating companies from fully competing with us in the market for interstate and international long distance telecommunications services, but also permit the Federal Communications Commission, the FCC, to lessen or remove some restrictions. If FCC decisions under existing law, or future amendments to Federal telecommunications laws, permit the regional Bell operating companies to compete fully with us in this market, our revenues from these services could be reduced if these companies are able to attract a substantial portion of our customers.

     We must distinguish ourselves through the quality of our client service, our service offerings and brand name recognition. We may not be successful in doing this.

     Many of our potential competitors have certain advantages over us, including:

     o substantially greater financial, technical, marketing and other resources, including brand or corporate name recognition;

     o    larger customer bases;

     o    longer operating histories; and

     o    more established relationships in the industry.

     Our competitors may be able to use these advantages to:

     o    expand their offerings more quickly;

     o adapt to new or emerging technologies and changes in customer requirements more quickly;

     o    take advantage of acquisitions and other opportunities more readily;

     o enter into strategic relationships to rapidly grow the reach of their networks and capacity;

     o    devote greater resources to the marketing and sale of their services;
          and

     o adopt more aggressive pricing and incentive policies, which could drive down margins.

     If we are unable to compete successfully against our current and future competitors, our gross margins could decline and we could lose market share, either of which could materially and adversely affect our business.

IF WE HAVE DIFFICULTIES OR DELAYS IN DELIVERING CIRCUITS TO OUR CLIENTS, OUR ABILITY TO GENERATE REVENUE WILL SUFFER AND WE MAY LOSE EXISTING AND POTENTIAL NEW CLIENTS.

     It typically takes 30 to 90 days to supply a circuit for a client, and we do not begin to recognize revenue until a circuit has been installed and accepted by the client. Once we agree to facilitate the supply of a circuit for a client, we negotiate with one or more transport suppliers and manage the personnel and field technicians of multiple vendors. A client can withdraw its order with minimal liability at any time before accepting the circuit. We may experience difficulties in facilitating the supply of circuits if our transport suppliers run out of capacity, forcing us to look for alternative sources of capacity at the last minute. If we are unable to facilitate the supply of a circuit in a timely manner or fail to obtain client acceptance of the circuit, we will be unable to recognize access revenues for that circuit, and our operating results would be adversely affected. Furthermore, the ability of our clients to cancel orders at any time before accepting the circuit may make it difficult for us to forecast revenue and plan our expenses accordingly.

THE UNPREDICTABILITY OF OUR QUARTERLY RESULTS MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

     Our revenues and operating results will vary significantly from quarter to quarter due to a number of factors, many of which we cannot control and any of which may cause our stock price to fluctuate. These factors include the following:

     o uncertainty regarding timing for supplying circuits or failure to obtain client acceptance of circuits;

     o    timing of the completion of new UTX facilities;

     o    costs related to acquisitions of technology or businesses;

     o decisions by existing clients not to renew services on a timely basis when existing client contracts terminate;

     o    the amount of unused circuit capacity that we hold;

     o general economic conditions as well as those specific to the Internet and related industries; and

     o    Internet growth and demand for Internet infrastructure.

     In addition, we depend on decisions by our clients to expand their Internet infrastructure, which decisions in turn depend upon the success and expected demand for the services these clients offer.

     We expect our operating expenses to increase significantly in future periods. Our operating expenses are largely based on anticipated revenue trends, and a high percentage of our expenses are, and will continue to be, fixed in the short term due in large part to our construction of our UTX facilities. As a result, fluctuations in our revenue for the reasons set forth above, or for any other reason, could cause significant variations in our operating results from quarter to quarter and could result in substantial operating losses.

     Because of these factors, we believe that quarter-to-quarter comparisons of our operating results are not, and will not be, a good indication of our future performance. It is likely that, in some future quarters, our operating results may not meet the expectations of public market analysts and investors. In that event, the price of our common stock may fall.

OUR FACILITIES AND THE NETWORKS ON WHICH WE DEPEND MAY FAIL, WHICH WOULD INTERRUPT THE CIRCUIT ACCESS WE PROVIDE AND MAKE IT DIFFICULT FOR US TO RETAIN AND ATTRACT CLIENTS.

     Our clients depend on our ability to provide ongoing dedicated circuit access. The operation of these circuits depends on the networks of third party transport suppliers, such as MCI WorldCom or Williams Communications. The networks of transport suppliers and clients who may use our UTX facilities may be interrupted by failures in or damage to these facilities. Our facilities and the ongoing circuit access we provide may be interrupted as a result of various events, many of which we cannot control, including:

     o    fire;

     o    human error;

     o    earthquakes, floods and other natural disasters;

     o train derailments or similar disasters along communications rights-of-way;

     o    power loss;

     o    telecommunications failures; or

     o    sabotage or vandalism.

     We may be subject to legal claims and be liable for losses suffered by our clients for disruptions to circuits or damage to client equipment resulting from failures at our facilities or on the networks of third party providers. In addition, we may be subject to legal claims and be liable for losses suffered by clients and carriers who use our UTX facilities. Our contracts with our clients and with carriers who use our UTX facilities attempt to eliminate our liability for consequential or punitive damages and for damage to client equipment not caused by our gross negligence or willful acts. However, those provisions may not protect us from being held liable for those damages. We generally provide outage credits to our clients if circuit disruptions occur. If our circuit failure rate is high, we may incur significant expenses related to circuit outage credits, which would reduce our revenues. We would also have to incur significant expenses in investigating and addressing the causes of such circuit failures, which would divert resources from the expansion of our services and cause our business to suffer. Clients may seek to terminate their contracts with us if there is a circuit failure. In addition, if our circuit failure rate is high, our reputation could be harmed, which would make it difficult for us to retain and attract clients.

WE DEPEND ON SEVERAL LARGE CLIENTS, AND THE LOSS OF ONE OR MORE OF THESE CLIENTS, OR A SIGNIFICANT DECREASE IN TOTAL REVENUES FROM ANY OF THESE CLIENTS, COULD SIGNIFICANTLY REDUCE OUR REVENUE AND INCOME.

     Historically, a substantial portion of our revenues has come from a limited number of clients. For example, for the quarter ended March 31, 1999, our largest client accounted for approximately 18% of our total revenues, and for the quarter ended March 31, 2000, our two largest clients accounted for approximately 47% of our total revenues. We have a number of significant revenue contracts with these customers. These contracts expire on various dates between July 2000 and September 2004. If we lose one or more large clients, or if one or more of our large clients reduces the services they purchase from us and we fail to add new clients, our revenues could decline and our results of operations would suffer.

OUR CLIENTS MAY FAIL TO PAY OR BE UNABLE TO PAY THEIR OBLIGATIONS TO US IN A TIMELY MANNER OR AT ALL.

     Some of our clients may have limited operating histories and may have inadequate financial resources to meet all of their obligations. We recorded a substantial bad debt expense during the year ended December 31, 1999 primarily in connection with the failure by one of our clients to pay its bills. If other of our clients are unable to meet their obligations to us, we may incur additional bad debt expenses, which could harm our cash flows and results of operations.

THE REGULATORY FRAMEWORK UNDER WHICH WE OPERATE AND NEW REGULATORY REQUIREMENTS OR NEW INTERPRETATIONS OF EXISTING REGULATORY REQUIREMENTS COULD REQUIRE SUBSTANTIAL TIME AND RESOURCES FOR COMPLIANCE, WHICH COULD MAKE IT DIFFICULT FOR US TO OPERATE OUR BUSINESS.

     Our communications services are subject to both federal and state regulation. In providing our interstate and international communications services, we must comply with federal telecommunications laws and regulations prescribed by the FCC. At the state level, we are subject to state laws and to regulation by state public utility commissions. As we expand internationally, we will also become subject to regulation by foreign authorities and, in some markets, supra-national authorities, such as the European Union.

     These laws and regulations are subject to frequent changes and different interpretations, and therefore, it is difficult for us to assess the impact of these factors on our operations. The current domestic and international trend is toward deregulation of telecommunications and Internet services. However, we cannot assure you that this trend will continue, and it is possible that changes in regulatory policies could limit our ability to compete in some markets. The implementation, modification, interpretation and enforcement of laws and regulations vary and can limit our ability to provide many of our services.

     We will need to obtain authorization from the FCC and many state public utilities commissions to offer particular types of telecommunications services. Once we receive this authorization, we will have to comply with a variety of regulatory obligations on an ongoing basis. We cannot assure you that the FCC or state commissions will grant the required authority (or do so in a timely manner), or refrain from taking action against us if we are found to have violated any requirements of their rules. If authority is not obtained or if our schedules of prices, terms, and conditions are not filled, or are not updated, or otherwise do not fully comply with the rules of the FCC or state regulatory agencies, third parties or regulators could challenge our ability to offer our services. Such challenges could cause us to incur substantial legal and administrative expenses.

REQUIRED REGULATORY APPROVALS MAY INTERFERE WITH OR DELAY CORPORATE
TRANSACTIONS.

     As a regulated company, we are required to obtain the approval of the FCC and certain state regulators before engaging in certain types of transactions, including mergers, acquisitions of other regulated companies, sales of all or substantial parts of our business, issuance of stock, and incurrence of debt obligations. The particular types of transactions that require approval differ in each jurisdiction. In several states, any transaction that results in a transfer of 10% or more of our voting stock may require prior approval. If we cannot obtain the required approvals, or if we encounter substantial delays in obtaining them, we may not be able to enter into transactions on favorable terms and our flexibility in operating our business will be limited. If our flexibility is limited, we may not be able to optimize our operating results.

TELECOMMUNICATIONS REGULATIONS OF OTHER COUNTRIES MAY RESTRICT OUR OPERATIONS.

     We will be subject to the regulatory regimes in each of the countries in which we conduct business. Local regulations range from permissive to restrictive, depending upon the country. Changes to existing regulations of foreign countries may decrease the opportunities that are available for us to enter into those markets, or may increase our legal, administrative or operational costs, or may constrain our activities in other ways that we cannot necessarily anticipate. Any of these developments could impair our efforts to develop foreign operations.

WE EXPECT TO INCUR OPERATIONAL AND MANAGEMENT INEFFICIENCIES WHEN WE ACQUIRE NEW BUSINESSES.

     Part of our expansion strategy includes acquiring businesses and technologies that we believe will complement our existing business. For example, in 1999 we acquired two companies, and we may acquire additional companies in the future. These acquisitions will likely involve some or all of the following risks:

     o difficulty of assimilating acquired operations and personnel and information systems;

     o    potential disruption of our ongoing business;

     o    diversion of resources;

     o possible inability of management to maintain uniform standards, controls, procedures and policies;

     o    possible difficulty of managing our growth;

     o    risks of entering markets in which we have little experience; and

     o    potential impairment of relationships with employees or clients.

     We may need to complete these transactions in order to remain competitive. We cannot be sure that we will be able to obtain required financing for these transactions or that these transactions will occur.

WE EXPECT TO REQUIRE ADDITIONAL THIRD-PARTY FINANCING, AND IF WE CANNOT OBTAIN THIS FINANCING ON COMMERCIALLY REASONABLE TERMS, OUR ABILITY TO EXPAND OUR BUSINESS WILL SUFFER.

     Our ability to meet our planned growth will require substantial cash resources. We expect that the anticipated expansion of our UTX facilities, construction of eight additional facilities during the year 2000 (at an estimated average cost of $3.2 million per facility), and our anticipated funding of negative cash flow from operating activities, will require substantial capital. In addition, part of our expansion strategy includes acquiring complementary businesses and technology, which may require us to raise additional funds. We do not expect to generate significant cash flow from operations in the near term. Accordingly, our ability to meet our additional future capital needs will depend upon our ability to renegotiate, extend or replace our credit facilities, obtain supplemental financing or raise additional capital. Additional debt financing may limit our financial and operating flexibility. We may not be able to renegotiate or replace our credit and equipment lease facilities on a timely basis, on acceptable terms or at all. Additional equity financing may not be available or may be dilutive to existing stockholders. If we are unable to obtain future financing when needed or on acceptable terms we may have to delay or abandon our development and expansion plans, which could materially adversely affect our growth and ability to compete.

WE MUST EXPAND OUR MARKETING AND SALES OPERATIONS SUBSTANTIALLY TO INCREASE MARKET AWARENESS AND SALES OF OUR SERVICES.

     Our services require a sophisticated sales effort that targets key people within our prospective clients' organizations. This sales effort requires the efforts of select personnel as well as specialized system and consulting engineers within our organization. We have recently expanded our sales force and plan to hire additional marketing and sales personnel, and system and consulting engineers, particularly individuals with experience in the telecommunications industry. Competition for these individuals is intense, and we may not be able to hire the number of qualified sales personnel and system and consulting engineers we need. In addition, we may substantially increase our budget as part of our marketing program. If we are unable to expand our marketing and sales operations, we may not be able to increase market awareness or sales of our products and services, which may prevent us from achieving and maintaining profitability.

IF WE DO NOT CONTINUE TO EXPAND OUR CLIENT SUPPORT ORGANIZATION SUBSTANTIALLY, CLIENTS MAY SIGNIFICANTLY REDUCE PURCHASES OF OUR SERVICES.

     We recently hired a number of additional personnel for our client support organization and will need to continue to increase our staff to support new clients and the expanding needs of existing clients. Our client support organization is responsible for providing our clients with technical and operational support, and for identifying and developing opportunities to provide additional services to our existing clients. Competition for qualified client support personnel is intense because few people have the necessary level of technical skills and experience in telecommunications provisioning and network management. If we fail to further expand our client support organization, we may be limited in our ability to gain more business from existing clients, and we may be unable to obtain or maintain current information regarding our clients' and suppliers' communications networks, which could limit our ability to provision future circuits for our clients.

IF WE DO NOT ESTABLISH AND MAINTAIN KEY CLIENT RELATIONSHIPS, OUR REVENUES MAY DECLINE.

     Our success will depend upon our ability to develop and manage key client relationships in order to generate additional revenues from existing clients. Our ability to develop and manage our client relationships depends on, among other things:

     o our ability to maintain the timeliness and quality of our services in facilitating the supply of circuits;

     o our ability to deliver our clients additional services, such as network monitoring, maintenance and troubleshooting services;

     o our ability to expand our client support organization with additional, qualified personnel; and

     o performance by the transport suppliers with whom we contract to provide circuits to our clients.

     If we fail to establish and maintain these client relationships, our revenues may stagnate or decline.

IF WE FAIL TO MANAGE EXPANSION EFFECTIVELY, OUR ABILITY TO INCREASE OUR SERVICES AND CLIENT BASE COULD SUFFER.

     Our ability to successfully offer our services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We continue to increase the scope of our operations and have substantially increased the number of our employees. At December 31, 1997, we had a total of five employees and at March 31, 2000, we had approximately 251 full-time employees. In addition, we plan to continue to hire a significant number of employees. This growth has placed, and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force. Furthermore, we expect that we will be required to manage multiple relationships with various clients, suppliers and other third parties. We cannot be sure that we will be able to manage our expansion effectively.

IF WE FAIL TO SUCCESSFULLY COMPLETE THE IMPLEMENTATION OF OUR MANAGEMENT INFORMATION SYSTEMS, WE MAY NOT BE ABLE TO OPERATE OR MANAGE OUR BUSINESS EFFECTIVELY.

     We are in the process of augmenting our management information systems to facilitate management of client orders, client service, billing and financial applications. Our ability to manage our business could be harmed if we fail to successfully and promptly:

     o    implement all applications of our management information systems;

     o integrate all the client records and the billing, ordering, inventory, management, accounting and other financial information systems of the businesses we have acquired or may acquire into our management information systems;

     o    identify all of our information and processing needs;

     o repair "bugs" and design defects that may exist in our management information systems;

     o implement a wide area network connecting our main offices and our UTX facilities in different geographic locations; or

     o    maintain and upgrade our management information systems as necessary.

     In addition, our ability to efficiently operate our business could suffer if the software which runs our information systems malfunctions.

WE DEPEND ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND OUR ABILITY TO GENERATE REVENUES WILL SUFFER IF WE ARE UNABLE TO RETAIN OUR KEY PERSONNEL AND HIRE ADDITIONAL PERSONNEL.

     Our future success depends upon the continued services of our executive officers and other key sales, marketing and support personnel. We do not have "key person" life insurance policies covering any of our employees. In addition, we depend on the ability of a relatively new management team to effectively execute our strategies. We recently hired several of our key employees. Because some members of our management team have worked together only for a short period of time, we need to integrate these officers into our operations.

     We will need to hire additional personnel in our communications provisioning, sales, marketing and support areas in the future, and we believe our success depends, in large part, upon our ability to attract and retain these key employees. Competition for these persons is intense, especially in the communications provisioning area. In particular, we have experienced difficulty in hiring qualified network engineers, and we may not be successful in attracting and retaining these individuals. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel could limit our ability to generate revenues.

BECAUSE WE HAVE NO PATENTED TECHNOLOGY AND HAVE LIMITED ABILITY TO PROTECT OUR PROPRIETARY INFORMATION, COMPETITORS MAY MORE EASILY ENTER OUR MARKET AND HARM OUR ABILITY TO GENERATE REVENUES.

     We have no patented technology that would preclude or inhibit competitors from entering our market. We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our intellectual property. We have no federally registered trademarks or service marks, although we have applied for registration of certain of our service marks. Even if registration is granted, we may be limited in the scope of services for which we may exclusively use our service marks. We enter into confidentiality agreements with our employees, consultants and partners, and we control access to, and distribution of, our proprietary information. Our intellectual property may be misappropriated or a third party may independently develop similar intellectual property. Moreover, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Unauthorized use of any of our proprietary information could expose us to competition, which would harm our ability to attract new and existing clients and generate revenues.

CERTAIN STOCKHOLDERS WILL CONTINUE TO HAVE SUBSTANTIAL CONTROL OVER UNIVERSAL ACCESS, INC. AND COULD DELAY OR PREVENT A CHANGE IN CORPORATE CONTROL.

     Internet Capital Group, Inc., funds affiliated with ComVentures and other stockholders, directors and officers, in the aggregate, beneficially own approximately 54% of our outstanding common stock. These stockholders, acting alone or together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

PROVISIONS OF OUR CHARTER DOCUMENTS MAY HAVE ANTI-TAKEOVER EFFECTS THAT COULD PREVENT A CHANGE IN CORPORATE CONTROL.

     Provisions of our amended and restated certificate of incorporation, bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be a benefit to our stockholders.

THERE MAY BE SALES OF A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK THAT COULD CAUSE OUR STOCK PRICE TO FALL.

     Our current stockholders hold a substantial number of shares of our common stock, which they will be able to sell in the public market in the near future. Sales of a substantial number of shares of our common stock or market expectations that these sales may occur could cause our stock price to fall. In addition, the sale of these shares could impair our ability to raise capital by selling additional common stock.

WE EXPECT TO EXPERIENCE VOLATILITY IN THE TRADING OF OUR STOCK, WHICH COULD NEGATIVELY AFFECT ITS VALUE.

     The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

     o    quarterly variations in operating results;

     o    changes in financial estimates by securities analysts;

     o    changes in market valuations of Internet-related companies;

     o announcements by us or our competitors of new products and services or of significant acquisitions, strategic partnerships or joint ventures;

     o    any loss of a major customer;

     o    additions or departures of key personnel;

     o any deviations in net revenues or in losses from levels expected by securities analysts; future sales of common stock; and

     o volume fluctuations, which are particularly common among highly volatile securities of Internet-related companies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2000, all of our investments were in cash equivalents and short-term investments.

     We have operated primarily in the United States and all sales to date have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

PART II. OTHER INFORMATION

ITEM 1.                       LEGAL PROCEEDINGS

     In February 2000, a complaint was filed in the Superior Court of California, County of Santa Clara, against us and other parties by Point West Ventures, LP, previously known as Fourteen Hill Capital, LP and certain other shareholders in Vaultline Incorporated. The claim arises out of a letter of intent that we entered into in December 1998 relating to our potential acquisition of Vaultline. The letter stated that it was not binding on the parties except with respect to a $250,000 advance to be made by us and certain obligations of Vaultline. The letter contemplated that we would undertake a due diligence investigation of Vaultline. After performing the due diligence, we determined not to complete the transaction and entered into a mutual settlement agreement and release. Subsequently, Vaultline ceased doing business. The claimants contend that the mutual settlement agreement executed by the president of Vaultline was unauthorized. They allege that we, certain of our officers and others conspired to deprive them of their interests in Vaultline. They are seeking damages in excess of $10,000,000. We believe all of our legal obligations were satisfied and intend to vigorously contest any claims asserted against us relating to this matter. On May 4, 2000, the Superior Court granted our petition to compel arbitration and to stay proceedings pending arbitration.

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) During the quarter ended March 31, 2000, the Company granted stock options to purchase 2,832,750 shares of common stock at exercise prices ranging from $7.20 to $54.63 per share to employees and consultants pursuant to its 1998 Employee Stock Option Plan and 1999 Stock Plan. During the quarter ended March 31, 2000, the Company granted its outside directors options to acquire a total of 120,000 shares of common stock at an exercise price of $14.00 per share pursuant to its 1999 Director Option Plan.

     (d) The effective date of the Registration Statement filed on Form S-1 under the Securities Act of 1933, as amended (File No. 333-93039), was March 16, 2000. The class of securities registered was Common Stock. The offering commenced on March 16, 2000. The managing underwriters for the offering were Goldman, Sachs & Co., Chase Securities Inc. and FleetBoston Robertson Stephens Inc. Pursuant to the Registration Statement, 12,650,000 shares of the Company's Common Stock were sold. After deducting approximately $12,397,000 in underwriting discounts and commissions and approximately $2,342,000 in other expenses related to the offering, the net proceeds to the Company were approximately $162,361,000. The Company invested the proceeds from the offering in short-term investment grade, interest-bearing securities and intends to use the proceeds for working capital and general corporate purposes, including expenditures for construction of additional UTX facilities, sales channel development and other corporate purposes. In addition, we may use a portion of the net proceeds to acquire businesses, products or technologies that are complementary to our current or future business and product lines. The use of proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus for the offering.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In the quarter ended March 31, 2000, the following matters were submitted to the Company's security holders for approval:

     By written consent effective January 21, 2000 the Company's security holders approved the following:

     a) The adoption of the Company's 1999 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 500,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase shares of common stock through payroll deductions at 85% of the fair market value of the common stock, as defined in the Purchase Plan.

     b) The adoption of The Company's 1999 Stock Plan (the "1999 Plan"). A total of 10,000,000 shares of common stock have been reserved for issuance under the 1999 Plan. The 1999 Plan provides for the grant of incentive and nonqualified stock options to employees.

     c) The adoption of the Company's 1999 Director Option Plan (the "Director Plan"). The Director Plan provides for the grant of common stock options to non-employee directors. A total of 500,000 shares of common stock have been reserved for issuance under the Director Plan.

     d) The approval of the Company's amended and restated bylaws to be effective concurrently with the closing of the Company's initial public offering. The amended and restated bylaws included provisions establishing, among other things, certain defensive strategies for the protection of stockholders' value.

     e) The approval of the Company's amended and restated certificate of incorporation to be effective concurrently with the closing of the Company's initial public offering. The amended and restated certificate of incorporation, among other things, included provisions establishing certain defensive strategies for the protection of stockholders' value, deleted all reference to series of preferred stock and instead authorized one class of undesignated preferred stock consisting of 20,000,000 shares, and authorized an increase in the authorized number of shares of common stock to 1,000,000,000.

     f) The approval and authorization of indemnification agreements to be entered into with the Company's officers and directors.

     Stockholders giving their written consent to the foregoing held approximately 61.99 million shares, representing approximately 83% of the shares outstanding at the time.

ITEM 6.                              EXHIBITS AND REPORTS ON FORM 8-K

(a)        List of Exhibits

Exhibit

NUMBER                     DESCRIPTION OF DOCUMENT

3.1**          Certificate of Incorporation of the Company.
3.2**          Amended and Restated Bylaws of the Company.
4.1**          Form of Company's Common Stock certificate.
4.2**          Form of warrant to purchase shares of Common Stock of the Company issued to Internet Capital Group.
4.3**          Amended and Restated Registration and Informational Rights
               Agreement, dated June 28, 1999.
4.4**          Amended and Restated Registration and Informational Rights
               Agreement, dated June 30, 1999.
4.5**          Registration Rights Agreement, dated November 10, 1999.
4.6**          Form of warrant to purchase shares of Common Stock of the Company issued to Advanced Equities.
10.1**         Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.
10.2**         Amended 1998 Employee Stock Option Plan and forms of agreements thereunder.
10.3**         1999 Stock Plan and forms of agreements thereunder.
10.4**         1999 Director Option Plan and forms of agreements thereunder.
10.5**         1999 Employee Stock Purchase Plan.
10.6**         Form of Private Line Service Contract.
10.7**         Master Loan and Security Agreement with Charter Financial, Inc.
               dated December 15, 1999.
10.8**         Lease Agreement with One Hundred North Riverside, Inc., dated
               October 30, 1998.
10.8.1**       Amended Lease Agreement with One Hundred North Riverside, Inc., dated July 26, 1999.
10.9**         Sublease Agreement with Morton International, Inc. dated May 15,
               1999, for property located at 100 N. Riverside Plaza, 22nd
               Floor-East, Chicago, Illinois.
10.9.1**       First Amendment to Sublease Agreement with Morton International,
               Inc. dated January 25, 2000, for property located at 100 N.
               Riverside Plaza, Chicago, Illinois.
10.10**        Lease Agreement with Dallas Carrier Associates, Ltd. dated May
               20, 1999, for property located at 400 S. Akard Street, Dallas,
               Texas.
10.11**        Lease Agreement with Telecom Center LA, LLC dated March 31, 1999, for property located at 530 W. Sixth Street, Los Angeles,
               California.
10.11.1        Amendment to Lease with Telecom Center LA, LLC dated September
               30, 1999 for property located at 530 W. Sixth Street, Los
               Angeles, California.
10.12**        Lease Agreement with EWE Office Investments II, Ltd., as amended on July 20, 1999, for property located at 200 S.E. First Street,
               Miami, Florida.
10.13**        Lease Agreement with Lafayette Business Park, LLC dated April 1,
               1999, for property located at 1900 Lafayette Street, Santa Clara,
               California.
10.14**        Lease Agreement with The Cambay Group Inc. dated March 19, 1999, for property located at 200 Paul Avenue, San Francisco,
               California.
10.15**        Lease Agreement with 1120 Vermont Avenue Associates dated March
               19, 1999, for property located at 1120 Vermont Avenue, N.W.,
               Washington, D.C.
10.16**        Lease Agreement with 601 West Associates LLC dated September 23,
               1999, for property located at 601 W. 26th Street, New York, New
               York.
10.17**        License Agreement for Use of Telecommunications Conduit and
               Conduit Interconnection Room with One Wilshire Arcade Imperial,
               Ltd. dated July 6, 1999, for property located at One Wilshire
               Building, 624 S. Grand Avenue, Los Angeles, California.
10.18+**       Master Service Agreement with IXC Communications Services, Inc.
               dated November 6, 1997.
10.18.1+**     Amendment No. 1, dated March 23, 1999, to Master Service
               Agreement.
10.18.2+**     Amendment No. 2, dated July 19, 1999, to Master Service
               Agreement.
10.19+**       Carrier Services Agreement with Williams Communications, Inc.
               d/b/a Williams Network Services, dated June 29, 1998.
10.19.1+**     Amendment No. 1, dated March 12, 1999, to Carrier Services
               Agreement.
10.19.2+**     Amendment No. 2, dated July 1, 1999, to Carrier Services
               Agreement.
10.20+**       Capacity Agreement with GTE Telecom Incorporated dated August 20,
               1999.
10.21**        Employment Agreement with Patrick C. Shutt, dated September 15,
               1998.
10.21.1**      Amendment to Employment Agreement with Patrick C. Shutt, dated
               February 8, 1999.
10.21.2**      Amendment to Employment Agreement with Patrick C. Shutt, dated
               February 1, 2000.
10.22**        Employment Agreement with Robert J. Pommer, Jr., dated September
               15, 1998.

10.22.1**      Amendment to Employment Agreement with Robert J. Pommer, Jr., dated February 8, 1999.
10.22.2**      Amendment to Employment Agreement with Robert J. Pommer, Jr., dated February 1, 2000.
10.22.3        Amendment to Employment Agreement with Robert J. Pommer, Jr.
               dated April 28, 2000.
10.23**        Employment Agreement with Donna M. Shore, dated November 16,
               1998.
10.23.1**      Amendment to Employment Agreement with Donna M. Shore, dated
               February 1, 2000.
10.24**        Employment Agreement with Holly A. Weller, dated August 4, 1999.
10.24.1**      Amendment to Employment Agreement with Holly A. Weller, dated
               February 1, 2000.
10.25**        Employment Agreement with Kenneth A. Napier, dated July 1, 1999.
10.25.1**      Amendment to Employment Agreement with Kenneth A. Napier, dated
               February 1, 2000.
10.26**        Employment Agreement with Mark A. Dickey, dated November 16,
               1998.
10.26.1**      Amendment to Employment Agreement with Mark A. Dickey dated
               February 1, 2000.
10.26.2        Amendment to Employment Agreement with Mark A. Dickey dated April
               14, 2000.
10.27**        Employment Agreement with Scott D. Fehlan, dated September 9,
               1999.
10.27.1**      Amendment to Employment Agreement with Scott D. Fehlan, dated
               February 1, 2000.
10.27.2        Amendment to Employment Agreement with Scott D. Fehlan, dated
               April 14, 2000.
10.28**        Employment Agreement with George A. King, dated August 27, 1999.
10.28.1**      Amendment to Employment Agreement with George A. King, dated
               February 1, 2000.
10.29**        Promissory Note held by the Registrant for Robert Pommer dated
               May 28, 1999.
10.30**        Lease Agreement with Lafayette Business Park, LLC dated August
               31, 1999, for property located at 1940 Lafayette Street, Santa
               Clara, California.
10.31**        Terms and Conditions for Delivery of Service with Level 3
               Communications, LLC dated November 17, 1999.
10.31.1+**     Addendum, dated November 17, 1999, to Terms and Conditions for
               Delivery of Service.
10.32+**       Global Services Agreement with MCI WorldCom Communications, Inc.
               dated December 14, 1999.
10.33+**       AT&T Master Carrier Agreement with AT&T Corp. dated September 27,
               1999.
10.34**        Lease Agreement with La Salle National Bank as Trustee under
               Trust Agreement dated April 14, 1978, dated December 13, 1999, for property located at 600-780 South Federal Street, 76 West
               Polk Street and 75 West Harrison Street, Chicago, Illinois.
10.35**        Lease Agreement with Peachtree Kessler Lofts, L.L.C. d/b/a/
               Telecom Towers, dated December 14, 1999, for property located at
               56 Marrieta Street, Atlanta, Georgia.
10.35.1**      Amended Lease Agreement with Peachtree Kessler Lofts, L.L.C.
               dated March 1, 2000.
10.36**        Amended and Restated Promissory Note with Patrick Shutt dated
               December 6, 1999.
10.37**        Amended and Restated Promissory Note with Robert Pommer dated
               December 6, 1999.
10.38**        Amended and Restated Promissory Note with Donna Shore dated
               December 6, 1999.
10.39**        Employment Agreement with William J. Coyne III, dated February 1,
               2000.
10.39.1**      Amendment to Employment Agreement with William J. Coyne III, dated February 1, 2000.
10.39.2**      Amendment to Employment Agreement with William J. Coyne III, dated February 15, 2000.
10.40**        Employment Agreement with Robert E. Rainone, Jr. dated February
               28, 2000.
10.40.1        Amendment to Employment Agreement with Robert E. Rainone, Jr.
               dated April 28, 2000.
10.41          Lease Agreement with TH Tower Leasing L.L.C., dated March 10,
               2000, for property located at 233 South Wacker Drive, Chicago,
               Illinois.
10.41.1        License Agreement with TH Tower Leasing L.L.C., dated April 21,
               2000 for property located at 233 South Wacker Drive, Chicago,
               Illinois.
10.42          Lease Agreement with Herndon Lincoln I L.L.C., dated April 27,
               2000, for property located at 13900 Lincoln Park Drive, Herndon,
               Virginia.
11.1**         Statement Re: Computation of Unaudited Net Loss Per Share and Pro
               Forma Net Loss Per Share.
21.1           Subsidiaries of Company.
27.1           Financial Data Schedule.


-----------

** Filed with the Company's Registration Statement on Form S-1 (No. 333-93039) filed with the Securities and Exchange Commission by the Company in connection with its initial public offering which became effective March 16, 2000.

+ Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNIVERSAL ACCESS, INC.
                                          ----------------------
                                                (Registrant)


         Date MAY 15, 2000                By /s/    DONNA M. SHORE
              ------------                   -----------------------------------
                                                 Donna M. Shore
                                                 Executive Vice President,
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)