Form 10-Q
period 2000-06-30
UNIVERSAL ACCESS INC
filed 2000-08-14
CIK 1070699

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-00000

Universal Access, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of incorporation or organization)	36-4186543 (IRS Employer Identification No.)
100 N. Riverside Plaza, Suite 2200 Chicago, Illinois (Address of principal executive offices)	60606 (Zip Code)

(312) 660-5000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the issuer's common stock, par value $0.01, as of July 31, 2000 was 89,468,159 shares.

Universal Access, Inc.
Form 10-Q
Table of Contents

     Part I

Financial Information

Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets at December 31, 1999 and June 30, 2000 (Unaudited)	3
	Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 1999 and 2000 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and 2000 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements	6-8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
Part II Other Information
Item 1.	Legal Proceedings	27
Item 2.	Changes in Securities and Use of Proceeds	27
Item 6.	Exhibits and Reports on Form 8-K	28-30
Signatures		31

PART I. FINANCIAL INFORMATION
ITEM I. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNIVERSAL ACCESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Dec. 31, 1999	June 30, 2000
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,024	$118,871
Investments	—	48,718
Accounts receivable, less allowances for doubtful accounts of $649 and $942, respectively	2,996	4,612
Prepaid expenses and other current assets	1,900	4,044

Total current assets	42,920	176,245
Restricted cash	—	6,709
Property and equipment, net	18,888	31,039
Intangible assets, net	2,457	2,188

Total assets	$64,265	$216,181

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,174	$11,263
Unearned revenue	2,113	3,479
Notes payable	1,019	977
Other liabilities	1,277	929

Total current liabilities	9,583	16,648
Notes payable	2,246	1,781
Other liabilities	394	308

Total liabilities	12,223	18,737
Commitments and contingencies (Note 5)
Stockholders' equity:
Series A Cumulative Convertible, $.01 par value; 1,000,000 shares authorized; 772,331 shares issued and outstanding plus accrued dividends of $196 (liquidation value of $2,208)	2,208	—
Series A warrants	83	—
Series B Cumulative Convertible, $.01 par value; 2,400,000 shares authorized; 2,233,335 shares issued and outstanding plus accrued dividends of $298 (liquidation value of $5,531)	5,531	—
Series B warrants	500	—
Series C Convertible, $.01 par value; 667,000 shares authorized; 666,667 shares issued and outstanding (liquidation value of $1,941)	1,941	—
Series D Cumulative Convertible, $.01 par value; 7,058,823 shares authorized; 6,042,697 shares issued and outstanding plus accrued dividends of $663 (liquidation value of $26,220)	27,102	—
Series E Cumulative Convertible, $.01 par value; 1,597,386 shares authorized; 1,557,385 shares issued and outstanding plus accrued dividends of $50 (liquidation value of $27,954)	27,954	—
Series E warrants	136	—
Common stock, $.01 par value; 300,000,000 shares authorized; 31,975,021 and 89,234,808 shares issued and outstanding	320	892
Common stock warrants	13	636
Additional paid-in-capital	22,930	249,211
Deferred stock option plan compensation	(11,909)	(10,227)
Accumulated deficit	(23,039)	(41,289)
Notes receivable — employees	(1,728)	(1,779)

Total stockholders' equity	52,042	197,444

Total liabilities and stockholders' equity	$64,265	$216,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL ACCESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	1999	2000	1999	2000
Revenues	$2,719	$9,477	$4,250	$16,812
Costs and expenses:
Cost of revenues	2,316	7,452	3,601	13,378
Operations & administration (excluding stock option plan compensation)	2,470	13,527	3,645	23,267
Operations & administration (stock option plan compensation)	156	918	251	1,758
Depreciation & amortization	28	780	53	1,346

Total costs and expenses	4,970	22,677	7,550	39,749

Operating loss	(2,251)	(13,200)	(3,300)	(22,937)

Other income (expense), net	30	2,836	27	3,499

Net loss	(2,221)	(10,364)	(3,273)	(19,438)
Accretion and dividends on redeemable and nonredeemable cumulative convertible preferred stock	(226)	—	(368)	—

Net loss applicable to common stockholders	$(2,447)	$(10,364)	$(3,641)	$(19,438)

Basic and diluted net loss per share	$(0.08)	$(0.12)	$(0.12)	$(0.30)
Shares used in computing basic and diluted net loss per share	30,600	89,172	30,600	64,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL ACCESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	1999	2000
Cash flows from operating activities:
Net cash used for operating activities	$(2,942)	$(16,052)

Cash flows from investing activities:
UTX capital expenditures	(389)	(6,867)
Non-UTX capital expenditures	(286)	(4,038)
Purchase of short-term investments	—	(48,718)

Net cash used for investing activities	(675)	(59,623)

Cash flows from financing activities:
Proceeds from debt issuance	600	—
Debt repayments	(145)	(564)
Restricted cash balance	134	(6,709)
Proceeds/(payments) on capital leases	(500)	661
Proceeds from initial public offering of common stock	—	162,361
Proceeds from exercise of stock options	—	773
Proceeds from issuance of preferred stock and preferred stock warrants	23,639	—
Other	28	—

Net cash provided by financing activities	23,756	156,522

Net increase in cash and cash equivalents	20,139	80,847
Cash and cash equivalents, beginning of period	844	38,024

Cash and cash equivalents, end of period	$20,983	$118,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL ACCESS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared by Universal Access, Inc. and its subsidiaries ("the Company" or "we"), and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Financial Statements and Notes thereto included in the Company's Registration Statement on Form S-1, as amended, filed with the SEC on March 16, 2000. Results for fiscal 2000 interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2000.

Recently Issued Accounting Standards

    In December 1999, the SEC issued Staff Accounting Bulletin 101, which addresses revenue recognition. In March 2000, the SEC issued 101B, which delays the effective date of SAB 101 until October 1, 2000. The Company has evaluated the impact of SAB 101 and determined that it will not have a material impact.

Note 2 — Initial Public Offering and Common Stock

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

Note 3 — Investments

    The Company's short-term investments have original maturities of between three and six months, are classified as held-to-maturity and are stated at amortized cost. The Company had no such investments at December 31, 1999. Investments consist of the following at June 30, 2000, (in thousands):

Commercial paper	$40,063
Government agencies	8,655

Total investments	$48,718

Note 4 — Property and Equipment, Net

    Property and equipment consists of the following, stated at cost, at December 31, 1999 and June 30, 2000, respectively (in thousands):

	1999	2000
Furniture and fixtures	$885	$2,075
UTX costs	3,974	4,381
Computer hardware and software	2,453	7,042
Other equipment	56	79
Construction in progress	12,260	19,283

	19,628	32,860
Less: Accumulated depreciation and amortization	(740)	(1,821)

Property and equipment, net	$18,888	$31,039

    Construction in progress primarily relates to costs incurred during the expansion of the Company's Universal Transport Exchange ("UTX") facilities.

Note 5 — Commitments and Contingencies

    The Company leases UTX facilities, office facilities and certain equipment over periods ranging from two to fifteen years. During the quarter ended March 31, 2000, the Company entered into a significant new lease agreement for its corporate headquarters located in Chicago, Illinois. The Company continues to increase occupancy of the office space throughout fiscal year 2000. Future rentals for operating leases are as follows at June 30, 2000 (in thousands):

2000	$4,026
2001	8,554
2002	9,610
2003	10,063
2004	10,321
Thereafter	76,982

Total minimum lease payments	$119,556

    The Company leases certain equipment under capital leasing arrangements with periods ranging from three to seven years. Additionally, the Company has entered into non-cancelable agreements with various telecommunications vendors to purchase minimum amounts of network services on a monthly basis. The total amount of these purchase commitments at June 30, 2000 is as follows (in thousands):

2000	$13,390
2001	38,650
2002	42,050
2003	41,700
2004	31,600
Thereafter	79,500

Total minimum purchase commitments	$246,890

    The Company is a party to certain litigation for which the claimants are seeking damages in excess of $10,000,000. The litigation arose out of a letter of intent that the Company entered into in December 1998 relating to the Company's potential acquisition of a business. In the opinion of management, such litigation is without merit and will not have a material adverse effect on the operations or financial condition of the Company. Accordingly, no amount has been accrued as a liability as of December 31, 1999 and June 30, 2000.

    The Company is involved in various other legal matters in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

Note 6 — Net Loss Per Share

    Basic and diluted net loss per share has been computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding. Basic and diluted net loss per share for the three and six months ended June 30, 1999 and June 30, 2000 do not include the effect of 360,000 and 1,120,002 warrants to purchase shares of common stock or options to purchase 7,035,500 and 12,037,732 shares of common stock, respectively, as their effect would be antidilutive. Basic and diluted net loss per share for the three and six months ended June 30, 1999 also do not include the effect of preferred stock and preferred stock warrants that were convertible into 31,328,115 shares of common stock and 1,462,206 common stock warrants, as their effect would also have been antidilutive.

Note 7 — Subsequent Event

    On July 1, 2000, the Company acquired substantially all of the assets and liabilities of Tri-Quad Enterprises, Inc., including its LATTIS database in exchange for $3.2 million in cash and 169,949 shares of common stock. The acquisition allows the Company to extend the reach of the UIX and provide carriers and internet service provider customers with expanded worldwide pricing data and speed-to-market. The acquisition of Tri-Quad will be accounted for under the purchase method of accounting. Accordingly, the assets will be recorded at their estimated fair values at the date of acquisition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. "Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading "Factors That May Affect Future Results". The following discussion provides information and analysis of our results of operations for the three and six months ended June 30, 2000, and our liquidity and capital resources. You should read the following discussion in conjunction with our consolidated financial statements and the related notes included elsewhere in this quarterly report as well as the reports we file with the Securities and Exchange Commission.

Overview

    We commenced operations on October 2, 1997 for the purpose of facilitating the provisioning, installation and servicing of dedicated communications circuits for service providers who buy network capacity and transport suppliers who sell network capacity. To date, we have derived substantially all of our revenues from providing ongoing, dedicated circuit access. Monthly recurring circuit revenues are generated under client contracts with terms ranging from 12 to 60 months, with an average length of 26 months. Contracts with our clients may be terminated by the client at any time, subject to additional payments. Circuit charges are billed monthly in advance, and circuit revenues are recognized in the month that service is provided. Amounts billed in advance are recorded on the balance sheet as accounts receivable and unearned revenue. At June 30, 2000, unearned revenue was $3.5 million.

    These access revenues include bundled charges for provisioning, network management and maintenance services. Additional monthly recurring revenues are generated from leasing space in our UTX facilities. UTX billing and revenue recognition policies are the same as those described above for circuit access revenues.

    At July 31, 2000, we had seven completed UTX facilities, two of which had been placed into operations. In addition to the seven constructed UTX facilities, we expect to complete construction of eight additional facilities during the remainder of 2000, for a total of 15 UTX facilities. Construction, equipment and facility leasing costs incurred in connection with the construction of a UTX facility are capitalized until the facility is placed into operations. Once the facility is placed into operations, these costs are amortized over the lesser of the term of the lease, ranging from seven to 15 years, or the estimated useful life of the equipment. At June 30, 2000, for the 15 facilities, we had capitalized UTX construction costs of $19.3 million, and had entered into outstanding UTX commitments of approximately $9.8 million and facility costs of approximately $42.4 million.

    Our clients are communications service providers and transport suppliers, such as Internet service providers, competitive local exchange carriers, incumbent telecommunication service providers and other application and network service providers. Our two largest clients represented approximately 42% of total revenues for the quarter ended June 30, 1999. Our three largest clients represented approximately 49% of total revenues for the quarter ended June 30, 2000.

    To date, cost of revenues primarily consist of amounts paid to transport suppliers for circuits. We have negotiated volume discounts and network route-specific discounts under contracts with the majority of our suppliers. These contracts generally have terms ranging from three to ten years and include minimum monthly purchase commitments that begin anywhere from six to twelve months after we enter into the contract. At June 30, 2000, these minimum purchase commitments totaled approximately $320,000 per month. However, actual purchases under these contracts, which totaled approximately $5.8 million for the quarter ended June 30, 2000, have exceeded these minimum purchase commitments. In addition, we are party to contracts that will impose additional minimum purchase commitments that we anticipate will total approximately $2.5 million per month by December 2000.

    Operations and administration costs consist of salaries and employee benefits, costs associated with the development, expansion and maintenance of our Universal Information Exchange ("UIX") databases, and costs associated with sales, marketing, operations, administration and facilities.

    In each quarter since our inception, we have incurred operating losses and net losses, and experienced negative cash flows from operations. At June 30, 2000, we had an accumulated deficit of $41.3 million.

	Three Months Ended June 30,		Six Months Ended June 30,
	1999	2000	1999	2000
	(in thousands, except per share data)
Net loss	$(2,221)	$(10,364)	$(3,273)	$(19,438)
Dividends on redeemable and nonredeemable cumulative convertible preferred stock	(226)	—	(368)	—

Net loss applicable to common stockholders	$(2,447)	$(10,364)	$(3,641)	$(19,438)

Basic and diluted net loss per share	$(0.08)	$(0.12)	$(0.12)	$(0.30)
Basic and diluted net loss per share (excluding non-cash stock option compensation expense)	$(0.07)	$(0.11)	$(0.11)	$(0.27)
Shares used in computing net loss per share	30,600	89,172	30,600	64,894

Results of Operations

Revenues

Comparison of Three Months and Six Months Ended June 30, 1999 and June 30, 2000

    Revenues increased from $2.7 million for the quarter ended June 30, 1999 to $9.5 million for the quarter ended June 30, 2000. Revenues increased from $4.3 million for the six months ended June 30, 1999 to $16.8 million for the six months ended June 30, 2000. Substantially all of our revenues consisted of circuit revenues in each of these periods. UTX revenues represented less than 1% of revenues for the quarter and six months ended June 30, 1999 and 4.2% of revenues for the quarter and six months ended June 30, 2000. Revenues derived from the operations acquired during 1999 from Pacific Crest Networks, Inc. and Stuff Software, Inc. represented 4.2% of revenues for the quarter ended June 30, 2000 and 4.3% of revenues for the six months ended June 30, 2000. The increase in revenues was primarily attributable to an increase in the volume of circuits sold due to an increase in the number of clients and additional sales to existing clients.

Cost of Revenues

Comparison of Three Months and Six Months Ended June 30, 1999 and June 30, 2000

    Cost of revenues increased from $2.3 million for the quarter ended June 30, 1999 to $7.5 million for the quarter ended June 30, 2000. Cost of revenues increased from $3.6 million for the six months ended June 30, 1999 to $13.4 million for the six months ended June 30, 2000. Substantially all of our cost of revenues consisted of circuit access costs in each of these periods. As a percentage of total revenues, cost of revenues decreased from 85% for the quarter ended June 30, 1999 to 79% for the quarter ended June 30, 2000. As a percentage of total revenues, cost of revenues decreased from 85% for the six months ended June 30, 1999 to 80% for the six months ended June 30, 2000. The increase in cost of revenues in absolute dollars was primarily attributable to an increase in the volume of circuits sold due to an increase in the number of clients and additional sales to existing clients. The decrease in cost of revenues as a percentage of total revenues was primarily attributable to volume pricing efficiencies on circuit access costs as well as the high margin revenues from the acquired operations of Pacific Crest Networks, Inc. and Stuff Software, Inc.

Operations and Administration (Excluding Stock Option Plan Compensation)

Comparison of Three Months and Six Months Ended June 30, 1999 and June 30, 2000

    Operations and administration expenses increased $11.0 million from $2.5 million to $13.5 million in the quarters ending June 30, 1999 and 2000, respectively. Operations and administration expenses increased $19.7 million from $3.6 million to $23.3 million in the six months ending June 30, 1999 and 2000, respectively. This increase was primarily attributable to significant increases in personnel, continued expansion of our UIX databases and the build-out of our corporate infrastructure, including facilities, sales and marketing.

    The number of employees increased from 47 at June 30, 1999 to 305 at June 30, 2000. The cost of UIX development personnel as well as non-capitalized development costs associated with the UIX increased $311,000 for the quarter ended June 30, 2000 as compared to June 30, 1999. Facilities costs, including rent and utilities for corporate offices and sales offices increased $1.6 million for the quarter ended June 30, 2000 as compared to June 30, 1999. Finally, sales and marketing costs for tradeshows, advertising and promotions increased $831,000 for the quarter ended June 30, 2000. The cost of UIX development personnel as well as non-capitalized development costs associated with the UIX increased $574,000 for the six months ended June 30, 2000 as compared to June 30, 1999. Facilities costs, including rent and utilities for corporate offices and sales offices increased $2.4 million for the six months ended June 30, 2000 as compared to June 30, 1999. Finally, sales and marketing costs for tradeshows, advertising and promotions increased $1.7 million for the six months ended June 30, 2000.

    We expect total operations and administration expenses to continue to increase in both absolute dollars and as a percentage of revenue as we continue to increase personnel, expand the UIX databases and build-out corporate infrastructure. Ultimately, we expect operations and administration expense to significantly decrease as a percentage of revenue as we fully leverage our operating systems, our UIX databases and our infrastructure.

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

Comparison of Three Months and Six Months Ended June 30, 1999 and June 30, 2000

    Amortization expense totaled $156,000 for the quarter ended June 30, 1999 and $918,000 for the quarter ended June 30, 2000. Amortization expense totaled $251,000 and $1.8 million for the six months ended June 30, 1999 and 2000, respectively. The substantial increase in stock option plan compensation charges between periods primarily relates to the increase in stock options outstanding from 7,035,500 at June 30, 1999 to 12,037,732 at June 30, 2000. We expect to recognize additional stock option plan compensation charges of approximately $1.7 million for the remainder of fiscal 2000 and $8.5 million over the next four years as these options vest.

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

Other Income (Expense)

    Other income increased to $2.8 million and $3.5 million for the three months and six months ended June 30, 2000, respectively. The increase was attributable to our investment of substantially all of the proceeds from our issuance of Series E Cumulative Convertible Preferred Stock offering as well as the proceeds from our public stock offering, in cash equivalents with original maturities of less than three months and marketable securities with original maturities of between three to six months. Interest income for the quarter ended June 30, 2000 was partially offset by interest expense on notes payable and capital lease obligations.

Income Taxes

    From our inception through September 27, 1998, we elected to be treated as a subchapter S-corporation for income tax purposes. On September 27, 1998, we converted to a C-corporation. At December 31, 1999, we had approximately $12,551,000 of federal and state net operating loss carryforwards. These carryforwards may be available to offset future taxable income. Our federal and state net operating loss carryforwards expire at various dates beginning in 2018. Due to the uncertainty that we will generate future earnings sufficient to enable us to realize the benefit of these net operating loss carryforwards, we have recorded a valuation allowance for the full amount of our deferred tax asset. As a result, no income tax benefit has been recorded in our statement of operations. We assess the realizability of our deferred tax asset on an ongoing basis and adjust the valuation allowance based on this assessment. Additionally, Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the use of net operating loss carryforwards if there is a change in ownership, as defined, within any three year period. The utilization of certain net operating loss carryforwards may be limited due to our capital stock transactions.

Liquidity and Capital Resources

    On March 17, 2000 we completed an initial public offering of our common stock that resulted in the issuance of 12,650,000 shares of common stock at an offering price of $14.00 per share. Net proceeds related to this offering totaled $162.4 million. Until the time of our initial public offering, we had financed our operations primarily through private placements as well as through borrowings from stockholders and financial institutions. Since inception through December 31, 1999, we have raised $63.4 million in capital through private placements of common and convertible preferred stock and common and preferred stock warrants. Our principal uses of cash are to fund operating losses, working capital requirements and capital expenditures. At June 30, 2000, we had $118.9 million in cash and cash equivalents and $48.7 million in short-term investments with original maturities of six months or less.

    In March 2000, we entered into a lease commitment for office space located in Chicago, Illinois which will serve as our new corporate headquarters. This commitment will result in lease payments of $1.2 million during fiscal 2000 and an additional $73.5 million of annual lease payments through July 2012.

    In March 1999, we entered into a credit agreement with a bank under which we may request the bank to issue letters of credit or we may borrow up to a total of $4.0 million. The agreement provides that outstanding borrowings bear interest at the bank's prime rate. This agreement expired in April 2000 and we do not intend to renew this line of credit. The collateral cash balance in the amount of our outstanding letters of credit of $500,000 was outstanding as of June 30, 2000.

    In December 1999, we entered into a credit agreement with a bank and borrowed $3.3 million. Outstanding borrowings bear interest at approximately 15% and are secured by specifically identified assets. The agreement expires in November 2002 and requires that we maintain an unrestricted cash balance of at least $15.0 million. As of June 30, 2000, the outstanding balance of this loan was $1.8 million.

    In June 2000, we entered into a credit agreement with a bank under which we may request the bank to issue letters of credit or we may borrow up to a total of $18.0 million. The agreement expires in June 2001 and supercedes the credit agreement entered into in September 1999. The agreement consists of Part A and Part B. Under Part A of the agreement we may request the bank to issue letters of credit or we may borrow up to a total of $12.0 million. Part A requires that we maintain a cash balance in a custodial account in an amount equal to the amount of borrowings and letters of credit outstanding up to $12.0 million. Letters of credit totaling $7.6 million were outstanding under Part A of the agreement as of June 30, 2000 and a $6.7 million cash balance was in a custodial account as of June 30, 2000. The remaining letter of credit commitments of $900,000 were transferred to the custodial account in July 2000.

    Under Part B of the agreement we may request the bank to issue letters of credit or we may borrow up to a total of $6.0 million. Outstanding borrowings under the agreement bear interest at the bank's prime rate and are secured by substantially all of our assets. Part B of the agreement requires that we maintain specified covenants. We were in compliance with all covenants at June 30, 2000. Letters of credit totaling $2.1 million were outstanding under Part B of the agreement as of June 30, 2000.

    Net cash used in operating activities increased from $2.9 million for the six months ended June 30, 1999 to $16.1 million for the six months ended June 30, 2000. The increase in net cash used was primarily due to increased net losses, partially offset by increases in non-cash stock option compensation charges. We anticipate that we will continue to require cash to support our future operating activities.

    Net cash used in investing activities increased from $675,000 for the six months ended June 30, 1999 to $59.6 million for the six months ended June 30, 2000. The increase in net cash used in investing activities relates to the purchases of property and equipment, primarily for the construction of our UTX facilities, and short-term investments. We expect to substantially increase our investments in equipment in the near term as we increase our number of UTX facilities.

    At July 31, 2000 we had seven completed UTX facilities, two of which had been placed into operations. In addition to these facilities we intend to complete construction on eight additional facilities during the remainder of 2000, for a total of 15 UTX facilities.

    We plan to spend approximately $51.2 million on capital expenditures for the remainder of 2000, $37.1 million on the construction of eight additional UTX facilities, which includes $10.0 million for UTX power equipment, which will provide greater capacity per circuit, approximately $8.2 million for the expansion of corporate facilities and the remainder of which will be used to fund the build-out of our corporate infrastructure. We will use part of the proceeds from our public stock offering for these capital expenditures. We expect capital expenditures for our UTX facilities to continue at this level for the foreseeable future due in part to costs associated with meeting the power requirements of our UTX customers.

    Net cash provided by financing activities increased from $23.8 million for the six months ended June 30, 1999 to $156.5 million for the six months ended June 30, 2000. The increase was primarily due to the receipt of net proceeds of $162.4 million from the public issuance of our common stock on March 17, 2000. We have invested these proceeds primarily in cash equivalents, with original maturities of less than three months, and marketable securities, with original maturities of between three and six months. We intend to continue investing surplus cash in similar securities.

    On July 1, 2000, the Company acquired substantially all of the assets and liabilities of Tri-Quad Enterprises, Inc., including its LATTIS database in exchange for $3.2 million in cash and 169,949 shares of common stock. The acquisition allows the Company to extend the reach of the UIX databases and provide carriers and ISP customers with expanded worldwide pricing data and speed-to-market.

    Our future capital requirements will depend on a number of factors, including market acceptance of our services, the resources we devote to developing, selling and marketing our services and the rate at which we expand our UTX facilities. In addition, we plan to continue to evaluate possible investments in complementary businesses, products and technologies. Although we believe that the net proceeds from our initial public offering in March 2000, together with existing cash balances, will be sufficient to fund our operations for at least the next twelve months, we may require additional financing within this time frame. Additional funding may not be available on terms acceptable to us, or at all.

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

    We have incurred significant losses since inception and expect to continue to incur losses in the future. As of June 30, 2000, we had an accumulated deficit of $41.3 million. Although our revenues have grown from $2.7 million in the quarter ended June 30, 1999 to $9.5 million in the quarter ended June 30, 2000, we cannot be certain that our revenues will continue to grow, or that we will achieve sufficient revenues to achieve profitability. We expect to continue to incur significant and increasing expenses in order to:

  •
  expand sales and marketing activities to increase market acceptance;

  •
  expand our operational activities to further develop our business model;

  •
  expand our administrative organization to support the anticipated growth of our business;

  •
  expand and enhance our UIX databases; and

  •
  build out our UTX facilities.

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

    We have a limited operating history and, therefore, limited meaningful historical financial data upon which to base our planned operating expenses. Specifically, our UTX business model is relatively new, and we have not operated our UIX databases in conjunction with our UTX facilities long enough to accurately predict trends in our business. Moreover, we have not built out enough UTX facilities to be able to test whether our strategy to utilize these facilities will work. Accordingly, we are subject to all of the risks that are associated with companies in an emerging industry and in an early stage of development, including:

  •
  undercapitalization;

  •
  cash shortages;

  •
  the unproven nature of our business model;

  •
  the new and unproven nature of the market for our services;

  •
  the need to make significant expenditures and incur significant expenses as we develop our business, infrastructure and operations;

  •
  the lack of sufficient clients and revenues to sustain our operations and growth without additional financing;

  •
  difficulties in managing growth; and

  •
  limited experience in providing some of the services that we offer or plan to offer.

    For example, from time to time we enter into long-term agreements with communications transport suppliers for the supply and installation of communications network capacity. These agreements generally provide for monthly minimum revenue commitments from us, which we must negotiate based on forecasts of our future network capacity requirements. As of June 30, 2000, we were party to contracts that will impose minimum purchase commitments that we anticipate will total approximately $2.5 million per month by December 2000. If we fail to forecast our network capacity requirements accurately or fail to accurately forecast other aspects of our business, it will be difficult for us to become profitable.

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

    Our business strategy is unproven. To be successful, we must convince prospective clients to entrust their network capacity data and transport requirements to a company without a long and proven track record. We are not aware of any companies that have a directly comparable business, and we cannot be sure that clients will widely accept our services. Our ability to expand our client base may be limited by the following factors:

  •
  the speed, reliability and cost effectiveness of our services;

  •
  the willingness of clients to outsource the obtaining of circuits;

  •
  our ability to market our services effectively; and

  •
  the growth of the Internet.

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

  •
  our ability to remain a neutral intermediary between transport suppliers and the willingness of these suppliers to install their equipment in our UTX facilities;

  •
  our ability to successfully and cost-effectively market our services to a sufficiently large number of clients; and

  •
  the increased need for high speed communications network services.

    To date, we have derived substantially all of our revenues from providing on-going circuit access, and we have only limited experience providing our UTX services. At July 31, 2000, we had operational UTX facilities in Chicago and Santa Clara, and completed UTX sites in San Francisco, Los Angeles, Miami, Dallas and Washington, D.C. and nine UTX clients. However, these clients may terminate their UTX contracts at any time, and our ability to generate revenues will suffer if we fail to maintain our existing clients and to attract new clients for our UTX services.

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

  •
  the availability of appropriate space for these facilities on reasonable terms;

  •
  competition for limited space in desirable locations from large, well-capitalized companies that may be more attractive tenants for potential landlords;

  •
  construction delays;

  •
  cost overruns;

  •
  equipment and material delays; and

  •
  inability to obtain necessary permits on a timely basis.

    In addition, our costs will increase as we continue to open UTX facilities. These increased costs include:

  •
  leasing additional real estate;

  •
  expenses associated with hiring, training and managing new employees;

  •
  purchasing new equipment;

  •
  implementing power and redundancy systems;

  •
  implementing multiple communications connections; and

  •
  depreciation expense.

    An inability to establish additional UTX facilities as planned, to effectively manage our expansion or to attract sufficient clients to our UTX facilities would harm our ability to generate revenues.

If we cannot successfully implement our network operations center, we will be unable to provide monitoring, maintenance and restoration services to our clients.

    One of our primary business objectives is to provide our clients with network monitoring, maintenance and restoration services 24 hours a day, seven days a week through a network operations center. However, we have not fully developed this capacity and currently provide network management services through an outsourcing arrangement with a third party, until our own facility becomes operational. We recently acquired and upgraded a network operations facility. However, we have not finished hiring and training employees to operate this facility, and we have only limited experience implementing services of this type. As a consequence, we cannot be sure that our efforts to provide these services will be successful. Our ability to implement this strategy will depend on many factors, including our ability to hire, train and manage employees.

    If we fail to successfully implement a network operations center, we may not be able to monitor network operations effectively or troubleshoot circuits in a cost-effective manner, which would cause us to lose clients and make it difficult for us to attract new clients.

Although we plan to expand international operations, we have limited experience operating internationally.

    An important component of our strategy is to expand into international markets, such as Europe, Asia and South America. However, we have limited experience operating internationally. The risks inherent in conducting our business internationally include:

  •
  unexpected changes in regulatory requirements and trade barriers;

  •
  unexpected changes in national and international (including European Union and World Trade Organization) regulatory requirements and trade barriers;

  •
  challenges in staffing and managing foreign operations;

  •
  differences in technology standards;

  •
  employment laws and practices in foreign countries;

  •
  longer payment cycles and problems in collecting accounts receivable;

  •
  inability to obtain access to transport capacity;

  •
  political instability;

  •
  fluctuations in currency exchange rates and imposition of currency exchange controls; and

  •
  potentially adverse tax consequences.

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

  •
  national and local carriers, such as AT&T, Broadwing, MCI WorldCom and Williams Communications;

  •
  companies that provide collocation facilities, such as AboveNet Communications (MFN), AT&T, Equinix, Exodus Communications, Frontier Global Center, and Intel;

  •
  competitive local exchange carriers, such as AT&T, ELI, ICG Communications, MCI WorldCom, NextLink Communications, and Pathnet; and

  •
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

  •
  larger customer bases;

  •
  longer operating histories; and

  •
  more established relationships in the industry.

    Our competitors may be able to use these advantages to:

  •
  expand their offerings more quickly;

  •
  adapt to new or emerging technologies and changes in customer requirements more quickly;

  •
  take advantage of acquisitions and other opportunities more readily;

  •
  enter into strategic relationships to rapidly grow the reach of their networks and capacity;

  •
  devote greater resources to the marketing and sale of their services; and

  •
  adopt more aggressive pricing and incentive policies, which could drive down margins.

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

  •
  uncertainty regarding timing for supplying circuits or failure to obtain client acceptance of circuits;

  •
  timing of the completion of new UTX facilities;

  •
  costs related to acquisitions of technology or businesses;

  •
  decisions by existing clients not to renew services on a timely basis when existing client contracts terminate;

  •
  the amount of unused circuit capacity that we hold;

  •
  general economic conditions as well as those specific to the Internet and related industries; and

  •
  Internet growth and demand for Internet infrastructure.

  •
  Labor issues with our suppliers.

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

    Our clients depend on our ability to provide ongoing dedicated circuit access. The operation of these circuits depends on the networks of third party transport suppliers, such as MCI WorldCom or Williams Communications. The networks of transport suppliers and clients who may use our UTX facilities may be interrupted by failures in or damage to these facilities. Our facilities and the ongoing circuit access we provide may be interrupted as a result of various events, many of which we cannot control, including:

  •
  fire;

  •
  human error;

  •
  earthquakes, floods and other natural disasters;

  •
  train derailments or similar disasters along communications rights-of-way;

  •
  power loss;

  •
  telecommunications failures; or

  •
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

    Historically, a substantial portion of our revenues has come from a limited number of clients. For example, for the quarter ended June 30, 1999, our two largest clients accounted for approximately 42% of our total revenues, and for the quarter ended June 30, 2000, our three largest clients accounted for approximately 49% of our total revenues. We have a number of significant revenue contracts with these customers. These contracts expire on various dates between August 2000 and September 2004. If we lose one or more large clients, or if one or more of our large clients reduces the services they purchase from us and we fail to add new clients, our revenues could decline and our results of operations would suffer.

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

    These laws and regulations are subject to frequent changes and different interpretations, and therefore, it is difficult for us to assess the impact of these factors on our operations. The current domestic and international trend is toward deregulation of telecommunications and Internet services. However, we cannot be certain that this trend will continue, and it is possible that changes in regulatory policies could limit our ability to compete in some markets. The implementation, modification, interpretation and enforcement of laws and regulations vary and can limit our ability to provide many of our services.

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

    Part of our expansion strategy includes acquiring businesses and technologies that we believe will complement our existing business. For example, in 1999 we acquired two companies, in July 2000 we completed our third acquisition, and we may acquire additional companies in the future. These acquisitions will likely involve some or all of the following risks:

  •
  difficulty of assimilating acquired operations and personnel and information systems;

  •
  potential disruption of our ongoing business;

  •
  diversion of resources;

  •
  possible inability of management to maintain uniform standards, controls, procedures and policies;

  •
  possible difficulty of managing our growth;

  •
  risks of entering markets in which we have little experience; and

  •
  potential impairment of relationships with employees or clients.

    We may need to complete these transactions in order to remain competitive. We cannot be sure that we will be able to obtain required financing for these transactions or that these transactions will occur.

We expect to require additional third-party financing, and if we cannot obtain this financing on commercially reasonable terms, our ability to expand our business will suffer.

    Our ability to meet our planned growth will require substantial cash resources. We expect that the anticipated expansion of our UTX facilities, construction of eight additional facilities during the year 2000 (at an estimated average cost of $3.2 million to $5.0 million per facility), and our anticipated funding of negative cash flow from operating activities, will require substantial capital. In addition, part of our expansion strategy includes acquiring complementary businesses and technology, which may require us to raise additional funds. We do not expect to generate significant cash flow from operations in the near term. Accordingly, our ability to meet our additional future capital needs will depend upon our ability to renegotiate, extend or replace our credit facilities, obtain supplemental financing or raise additional capital. Additional debt financing may limit our financial and operating flexibility. We may not be able to renegotiate or replace our credit and equipment lease facilities on a timely basis, on acceptable terms or at all. Additional equity financing may not be available or may be dilutive to existing stockholders. If we are unable to obtain future financing when needed or on acceptable terms we may have to delay or abandon our development and expansion plans, which could materially adversely affect our growth and ability to compete.

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

  •
  our ability to maintain the timeliness and quality of our services in facilitating the supply of circuits;

  •
  our ability to deliver our clients additional services, such as network monitoring, maintenance and troubleshooting services;

  •
  our ability to expand our client support organization with additional, qualified personnel; and

  •
  performance by the transport suppliers with whom we contract to provide circuits to our clients.

    If we fail to establish and maintain these client relationships, our revenues may stagnate or decline.

If we fail to manage expansion effectively, our ability to increase our services and client base could suffer.

    Our ability to successfully offer our services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We continue to increase the scope of our operations and have substantially increased the number of our employees. At December 31, 1997, we had a total of five employees and at June 30, 2000, we had approximately 305 full-time employees. In addition, we plan to continue to hire a significant number of employees. This growth has placed, and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force. Furthermore, we expect that we will be required to manage multiple relationships with various clients, suppliers and other third parties. We cannot be sure that we will be able to manage our expansion effectively.

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

  •
  implement all applications of our management information systems;

  •
  integrate all the client records and the billing, ordering, inventory, management, accounting and other financial information systems of the businesses we have acquired or may acquire into our management information systems;

  •
  identify all of our information and processing needs;

  •
  repair "bugs" and design defects that may exist in our management information systems;

  •
  implement a wide area network connecting our main offices and our UTX facilities in different geographic locations; or

  •
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

    Our future success depends upon the continued services of our executive officers and other key sales, marketing and support personnel. We do not have key person" life insurance policies covering any of our employees. In addition, we depend on the ability of a relatively new management team to effectively execute our strategies. We recently hired several of our key employees. Because some members of our management team have worked together only for a short period of time, we need to integrate these officers into our operations.

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

    The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

  •
  quarterly variations in operating results;

  •
  changes in financial estimates by securities analysts;

  •
  changes in market valuations of Internet-related companies;

  •
  announcements by us or our competitors of new products and services or of significant acquisitions, strategic partnerships or joint ventures;

  •
  any loss of a major customer;

  •
  additions or departures of key personnel;

  •
  any deviations in net revenues or in losses from levels expected by securities analysts;

  •
  future sales of common stock; and

  •
  volume fluctuations, which are particularly common among highly volatile securities of Internet-related companies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2000, all of our investments were in cash equivalents and short-term investments.

    We have operated primarily in the United States and all sales to date have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    In February 2000, a complaint was filed in the Superior Court of California, County of Santa Clara, against us, certain of our directors and officers and other parties by Point West Ventures, LP, previously known as Fourteen Hill Capital, LP and certain other shareholders in Vaultline Incorporated. The claim arises out of a letter of intent that we entered into in December 1998 relating to our potential acquisition of Vaultline. The letter stated that it was not binding on the parties except with respect to a $250,000 advance to be made by us and certain obligations of Vaultline. The letter contemplated that we would undertake a due diligence investigation of Vaultline. After performing the due diligence, we determined not to complete the transaction and entered into a mutual settlement agreement and release. Subsequently, Vaultline ceased doing business. The claimants contend that the mutual settlement agreement executed by the president of Vaultline was unauthorized. They allege that we, certain of our officers and directors and others conspired to deprive them of their interests in Vaultline. They are seeking damages in excess of $10,000,000. We believe all of our legal obligations were satisfied and intend to vigorously contest any claims asserted against us relating to this matter. On May 4, 2000, the Superior Court granted our petition to compel arbitration and to stay proceedings pending arbitration. On July 17, 2000, the Superior Court granted the petition made by certain of our directors and officers to compel arbitration and to stay proceedings pending arbitration.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a) On July 28, 2000, pursuant to a Preferred Stock Rights Agreement (the "Rights Agreement") between the Company and Wells Fargo, as Rights Agent (the "Rights Agent"), the Company's Board of Directors declared a dividend of one right (a "Right") to purchase one one-thousandth share of the Company's Series A Participating Preferred Stock ("Series A Preferred") for each outstanding share of common stock. The dividend is payable on September 1, 2000 (the "Record Date"), to shareholders of record as of the close of business on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred at an exercise price of $225 (the "Purchase Price"), subject to adjustment.

    (b) see item (a) above.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) List of Exhibits

Exhibit Number	Description of Document
3.1**	Certificate of Incorporation of the Company.
3.1.1	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock
3.2**	Amended and Restated Bylaws of the Company.
4.1**	Form of Company's Common Stock certificate.
4.2**	Form of warrant to purchase shares of Common Stock of the Company issued to Internet Capital Group.
4.3**	Amended and Restated Registration and Informational Rights Agreement, dated June 28, 1999.
4.4**	Amended and Restated Registration and Informational Rights Agreement, dated June 30, 1999.
4.5**	Registration Rights Agreement, dated November 10, 1999.
4.6**	Form of warrant to purchase shares of Common Stock of the Company issued to Advanced Equities.
4.7*	Preferred Stock Rights Agreement, dated as of July 31, 2000, between Universal Access, Inc. and Wells Fargo, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.
4.8	Registration Rights Agreement dated July 1, 2000.
10.1**	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.
10.2**	Amended 1998 Employee Stock Option Plan and forms of agreements thereunder.
10.3**	1999 Stock Plan and forms of agreements thereunder.
10.4**	1999 Director Option Plan and forms of agreements thereunder.
10.5**	1999 Employee Stock Purchase Plan.
10.6**	Form of Private Line Service Contract.
10.7**	Master Loan and Security Agreement with Charter Financial, Inc. dated December 15, 1999.
10.8**	Lease Agreement with One Hundred North Riverside, Inc., dated October 30, 1998.
10.8.1**	Amended Lease Agreement with One Hundred North Riverside, Inc., dated July 26, 1999.
10.9**	Sublease Agreement with Morton International, Inc. dated May 15, 1999, for property located at 100 N. Riverside Plaza, 22nd Floor-East, Chicago, Illinois.
10.9.1**	First Amendment to Sublease Agreement with Morton International, Inc. dated January 25, 2000, for property located at 100 N. Riverside Plaza, Chicago, Illinois.
10.10**	Lease Agreement with Dallas Carrier Associates, Ltd. dated May 20, 1999, for property located at 400 S. Akard Street, Dallas, Texas.
10.11**	Lease Agreement with Telecom Center LA, LLC dated March 31, 1999, for property located at 530 W. Sixth Street, Los Angeles, California.
10.11.1***	Amendment to Lease with Telecom Center LA, LLC dated September 30, 1999 for property located at 530 W. Sixth Street, Los Angeles, California.
10.12**	Lease Agreement with EWE Office Investments II, Ltd., as amended on July 20, 1999, for property located at 200 S.E. First Street, Miami, Florida.
10.13**	Lease Agreement with Lafayette Business Park, LLC dated April 1, 1999, for property located at 1900 Lafayette Street, Santa Clara, California.

10.14**	Lease Agreement with The Cambay Group Inc. dated March 19, 1999, for property located at 200 Paul Avenue, San Francisco, California.
10.15**	Lease Agreement with 1120 Vermont Avenue Associates dated March 19, 1999, for property located at 1120 Vermont Avenue, N.W., Washington, D.C.
10.16**	Lease Agreement with 601 West Associates LLC dated September 23, 1999, for property located at 601 W. 26th Street, New York, New York.
10.17**	License Agreement for Use of Telecommunications Conduit and Conduit Interconnection Room with One Wilshire Arcade Imperial, Ltd. dated July 6, 1999, for property located at One Wilshire Building, 624 S. Grand Avenue, Los Angeles, California.
10.18†	Master Service Agreement with Broadwing Communications Services, Inc. dated June 23, 2000.
10.19†**	Carrier Services Agreement with Williams Communications, Inc. d/b/a Williams Network Services, dated June 29, 1998.
10.19.1†**	Amendment No. 1, dated March 12, 1999, to Carrier Services Agreement.
10.19.2†**	Amendment No. 2, dated July 1, 1999, to Carrier Services Agreement.
10.19.3†	Amendment No. 3, dated December 21, 1999, to Carrier Services Agreement.
10.19.4†	Amendment No. 4, dated May 1, 2000 to Carrier Services Agreement.
10.20†**	Capacity Agreement with GTE Telecom Incorporated dated August 20, 1999.
10.20.1†	First Amendment to Capacity Agreement with GTE Telecom Incorporated dated August 8, 2000.
10.21**	Employment Agreement with Patrick C. Shutt, dated September 15, 1998.
10.21.1**	Amendment to Employment Agreement with Patrick C. Shutt, dated February 8, 1999.
10.21.2**	Amendment to Employment Agreement with Patrick C. Shutt, dated February 1, 2000.
10.22**	Employment Agreement with Robert J. Pommer, Jr., dated September 15, 1998.
10.22.1**	Amendment to Employment Agreement with Robert J. Pommer, Jr., dated February 8, 1999.
10.22.2**	Amendment to Employment Agreement with Robert J. Pommer, Jr., dated February 1, 2000.
10.22.3***	Amendment to Employment Agreement with Robert J. Pommer, Jr. dated April 28, 2000.
10.23**	Employment Agreement with Donna M. Shore, dated November 16, 1998.
10.23.1**	Amendment to Employment Agreement with Donna M. Shore, dated February 1, 2000.
10.24	Employment Agreement with Beth Tarter, dated July 1, 2000.
10.25**	Employment Agreement with Kenneth A. Napier, dated July 1, 1999.
10.25.1**	Amendment to Employment Agreement with Kenneth A. Napier, dated February 1, 2000.
10.26**	Employment Agreement with Mark A. Dickey, dated November 16, 1998.
10.26.1**	Amendment to Employment Agreement with Mark A. Dickey dated February 1, 2000.
10.26.2 ***	Amendment to Employment Agreement with Mark A. Dickey dated April 14, 2000.
10.27**	Employment Agreement with Scott D. Fehlan, dated September 9, 1999.
10.27.1**	Amendment to Employment Agreement with Scott D. Fehlan, dated February 1, 2000.
10.27.2***	Amendment to Employment Agreement with Scott D. Fehlan, dated April 14, 2000.
10.28**	Employment Agreement with George A. King, dated August 27, 1999.
10.28.1**	Amendment to Employment Agreement with George A. King, dated February 1, 2000.
10.29**	Promissory Note held by the Registrant for Robert Pommer dated May 28, 1999.
10.30**	Lease Agreement with Lafayette Business Park, LLC dated August 31, 1999, for property located at 1940 Lafayette Street, Santa Clara, California.

10.31**	Terms and Conditions for Delivery of Service with Level 3 Communications, LLC dated November 17, 1999.
10.31.1†**	Addendum, dated November 17, 1999, to Terms and Conditions for Delivery of Service.
10.32†**	Global Services Agreement with MCI WorldCom Communications, Inc. dated December 14, 1999.
10.32.1†	First Amendment to Global Services Agreement dated May 8, 2000
10.33†	Amended and Restated AT&T Master Carrier Agreement with AT&T Corp. dated May 31, 2000.
10.34**	Lease Agreement with La Salle National Bank as Trustee under Trust Agreement dated April 14, 1978, dated December 13, 1999, for property located at 600-780 South Federal Street, 76 West Polk Street and 75 West Harrison Street, Chicago, Illinois.
10.35**	Lease Agreement with Peachtree Kessler Lofts, L.L.C. d/b/a/ Telecom Towers, dated December 14, 1999, for property located at 56 Marrieta Street, Atlanta, Georgia.
10.35.1**	Amended Lease Agreement with Peachtree Kessler Lofts, L.L.C. dated March 1, 2000.
10.36**	Amended and Restated Promissory Note with Patrick Shutt dated December 6, 1999.
10.37**	Amended and Restated Promissory Note with Robert Pommer dated December 6, 1999.
10.38**	Amended and Restated Promissory Note with Donna Shore dated December 6, 1999.
10.39	Employment Agreement with James B. Kearns, dated July 28, 2000.
10.40**	Employment Agreement with Robert E. Rainone, Jr. dated February 28, 2000.
10.40.1***	Amendment to Employment Agreement with Robert E. Rainone, Jr. dated April 28, 2000.
10.41***	Lease Agreement with TH Tower Leasing L.L.C., dated March 10, 2000, for property located at 233 South Wacker Drive, Chicago, Illinois.
10.41.1***	License Agreement with TH Tower Leasing L.L.C., dated April 21, 2000 for property located at 233 South Wacker Drive, Chicago, Illinois.
10.42***	Lease Agreement with Herndon Lincoln I L.L.C., dated April 27, 2000, for property located at 13900 Lincoln Park Drive, Herndon, Virginia.
11.1**	Statement Re: Computation of Unaudited Net Loss Per Share and Pro Forma Net Loss Per Share.
21.1***	Subsidiaries of Company.
27.1	Financial Data Schedule.

*
Filed with the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on August 9, 2000

**
Filed with the Company's Registration Statement on Form S-1 (No. 333-93039) filed with the Securities and Exchange Commission by the Company in connection with its initial public offering which became effective March 16, 2000.

***
Filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

†
Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

    (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL ACCESS, INC. (Registrant)
Date August 10, 2000	By	/s/ ROBERT M. BROWN Robert M. Brown Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

Universal Access, Inc. Form 10-Q Table of Contents
UNIVERSAL ACCESS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in thousands, except per share data)
UNIVERSAL ACCESS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)
UNIVERSAL ACCESS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FACTORS THAT MAY AFFECT FUTURE RESULTS
PART II. OTHER INFORMATION
SIGNATURES