Form 10-Q
period 2000-09-30
UNIVERSAL ACCESS INC
filed 2000-11-14
CIK 1070699

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 000-28-559

Universal Access, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4186543 (I.R.S. Employer Identification No.)
233 S. Wacker Drive, Suite 600 Chicago, Illinois (Address of principal executive offices)	60606 (Zip Code)

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

Yes /x/  No / /

    The number of shares outstanding of the issuer's common stock, par value $0.01, as of October 31, 2000 was 90,682,370 shares.

Universal Access, Inc.
Form 10-Q
Table of Contents

Part I
Financial Information
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets at December 31, 1999 and September 30, 2000 (Unaudited)	3
	Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 1999 and 2000 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 2000 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements	6-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27
Part II
Other Information
Item 1.	Legal Proceedings	28
Item 2.	Changes in Securities and Use of Proceeds	28
Item 6.	Exhibits and Reports on Form 8-K	29
Signatures		30

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL ACCESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Dec. 31, 1999	Sept. 30 2000
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,024	$82,014
Investments	—	54,881
Accounts receivable, less allowances for doubtful accounts of $649 and $877, respectively	2,996	8,949
Prepaid expenses and other current assets	1,900	5,606

Total current assets	42,920	151,450
Restricted cash	—	10,353
Property and equipment, net	18,888	40,345
Intangible assets, net	2,457	7,212
Other assets	—	2,000

Total assets	$64,265	$211,360

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,174	$13,083
Unearned revenue	2,113	5,280
Notes payable	1,019	977
Other liabilities	1,277	217

Total current liabilities	9,583	19,557
Notes payable	2,246	1,598
Other liabilities	394	498

Total liabilities	12,223	21,653
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred Stock:
Series A Cumulative Convertible, $.01 par value; 1,000,000 shares authorized; 772,331 shares issued and outstanding plus accrued dividends of $196 (liquidation value of $2,208)	2,208	—
Series A warrants	83	—
Series B Cumulative Convertible, $.01 par value; 2,400,000 shares authorized; 2,233,335 shares issued and outstanding plus accrued dividends of $298 (liquidation value of $5,531)	5,531	—
Series B warrants	500	—
Series C Convertible, $.01 par value; 667,000 shares authorized; 666,667 shares issued and outstanding (liquidation value of $1,941)	1,941	—
Series D Cumulative Convertible, $.01 par value; 7,058,823 shares authorized; 6,042,697 shares issued and outstanding plus accrued dividends of $663 (liquidation value of $26,220)	27,102	—
Series E Cumulative Convertible, $.01 par value; 1,597,386 shares authorized; 1,557,385 shares issued and outstanding plus accrued dividends of $50 (liquidation value of $27,954)	27,954	—
Series E warrants	136	—
Common stock, $.01 par value; 300,000,000 shares authorized; 31,975,021 and 90,149,939 shares issued and outstanding	320	901
Common stock warrants	13	635
Additional paid-in-capital	22,930	254,271
Deferred stock option plan compensation	(11,909)	(10,514)
Accumulated deficit	(23,039)	(53,806)
Other comprehensive income—cumulative translation adjustment	—	24
Notes receivable—employees	(1,728)	(1,804)

Total stockholders' equity	52,042	189,707

Total liabilities and stockholders' equity	$64,265	$211,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL ACCESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	2000	1999	2000
Revenues	$4,333	$14,029	$8,583	$30,841
Costs and expenses:
Cost of revenues	3,876	10,336	7,477	23,714
Operations & administration (excluding stock option plan compensation)	4,381	16,530	8,026	39,797
Operations & administration (stock option plan compensation)	5,337	843	5,588	2,601
Depreciation & amortization	237	1,488	290	2,834

Total costs and expenses	13,831	29,197	21,381	68,946

Operating loss	(9,498)	(15,168)	(12,798)	(38,105)

Other income, net	326	2,649	354	6,148

Net loss	(9,172)	(12,519)	(12,444)	(31,957)
Accretion and dividends on redeemable and nonredeemable cumulative convertible preferred stock	(257)	—	(625)	—

Net loss applicable to common stockholders	$(9,429)	$(12,519)	$(13,069)	$(31,957)

Basic and diluted net loss per share	$(0.30)	$(0.14)	$(0.42)	$(0.44)
Shares used in computing basic and diluted net loss per share	31,393	89,608	30,867	73,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL ACCESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	1999	2000
Cash flows from operating activities:
Net cash used for operating activities	(4,645)	(27,633)

Cash flows from investing activities:
UTX capital expenditures	(4,338)	(10,293)
Non-UTX capital expenditures	(1,498)	(10,662)
Purchase of Tri-Quad Enterprises	—	(3,150)
Purchase of short-term investments	—	(54,881)
Purchase of long-term investments	—	(2,000)
Purchase of Pacific Crest Networks, Inc.	(907)	—

Net cash used for investing activities	(6,743)	(80,986)

Cash flows from financing activities:
Proceeds from debt issuance	850	—
Debt repayments	(1,367)	(747)
Restricted cash balance	—	(10,353)
Proceeds from initial public offering of common stock	—	162,361
Proceeds from exercise of stock options	13	1,194
Proceeds from issuance of preferred stock and preferred stock warrants	32,766	—
Other	(15)	130

Net cash provided by financing activities	32,247	152,585

Effect of exchange rate changes on cash	—	24
Net increase in cash and cash equivalents	20,859	43,990
Cash and cash equivalents, beginning of period	844	38,024

Cash and cash equivalents, end of period	21,703	82,014

Non-Cash Financing and Investing Activities:
Impairment of Pacific Crest Networks, Inc. (PCN) assets	—	557
Details of acquisition of Tri-Quad Enterprises, Inc.:
Liabilities assumed		52
Value of common stock issued		3,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL ACCESS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared by Universal Access, Inc., Universal Access B.V., and its subsidiaries ("the Company" or "we"), and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Financial Statements and Notes thereto included in the Company's Registration Statement on Form S-1, as amended, filed with the SEC on March 16, 2000. Results for fiscal 2000 interim periods are not necessarily indicative of results to be expected for any other interim period or any other fiscal year.

Recently Issued Accounting Standards

    In December 1999, the SEC issued Staff Accounting Bulletin 101, which addresses revenue recognition. In March 2000, the SEC issued SAB 101B, which delayed the effective date of SAB 101 until October 1, 2000. The implementation of SAB 101 does not have a material impact on the Company's financial statements as of September 30, 2000.

Note 2—Investments

    The Company's short-term investments have original maturities of between three and six months, are classified as held-to-maturity and are stated at amortized cost. The Company had no such investments at December 31, 1999. Investments consist of the following at September 30, 2000, (in thousands):

Commercial paper	$34,039
Certificates of deposit	16,450
Government agencies	4,392

Total investments	$54,881

Note 3—Property and Equipment, Net

    Property and equipment consists of the following, stated at cost, at December 31, 1999 and September 30, 2000, respectively (in thousands):

	1999	2000
Furniture and fixtures	$294	$4,463
Leasehold improvements	591	3,746
UTX costs	3,974	4,069
Computer hardware and software	2,453	8,010
Other equipment	56	—
Construction in progress	12,260	23,029

	19,628	43,317
Less: Accumulated depreciation and amortization	(740)	(2,972)

Property and equipment, net	$18,888	$40,345

    Construction in progress primarily relates to costs incurred during the expansion of the Company's Universal Transport Exchange ("UTX") facilities.

Note 4—Acquisition of Tri-Quad Enterprises, Inc.

    On July 1, 2000, the Company acquired substantially all of the assets and liabilities of Tri-Quad Enterprises, Inc. ("Tri-Quad"), including its LATTIS database. Consideration of $3.2 million in cash and 169,949 shares of the Company's common stock with a fair market value of $3.5 million, or $20.70 per share, was given in exchange for tangible net assets of $1.0 million and identifiable intangible assets and goodwill of $5.7 million as of the acquisition date. Fair market value was determined in accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. Assets purchased included all cash, receivables, property and equipment, software, customer lists and intellectual property. The Company also assumed certain liabilities of Tri-Quad including $36,000 of income taxes payable and $16,000 of employee benefits accruals. This acquisition was accounted for under the purchase method of accounting. The Company assigned $5.7 million to identifiable intangible assets and goodwill and is amortizing this amount on a straight-line basis over a period of seven years, which represents the estimated useful lives of these intangible assets.

    The following unaudited pro forma information presents the results of operations as if the Tri-Quad acquisition had occurred at the beginning of the periods shown after taking into account the effect of certain adjustments and eliminations. This summary is not necessarily indicative of what the results of operations of the Company and Tri-Quad would have been if they were a single entity during such periods, nor does it purport to represent results of operations for any future periods (in thousands, except per share data). The results of operations of Tri-Quad have been included in the Company's consolidated financial statements as of the acquisition date.

	Nine Months Ended September 30,
	1999	2000
Revenues	$9,899	$32,033
Net loss	13,399	31,857
Basic and fully diluted loss per share	0.43	0.43

Note 5—Impairment Charges

    The Company recorded $557,000 of operations and administration expense during the quarter ended September 30, 2000 for the write-down of certain assets, including goodwill and fixed assets, from the division of the Company operating as Pacific Crest Networks (PCN). The division currently serves as an internet service provider (ISP) and as a DSL service provider with customers consisting of residences and businesses, as well as other ISP's. The majority of the PCN impaired assets related to the digital subscriber line (DSL) service. After careful assessment of various factors relevant to these assets, including market conditions for potential digital broadband access growth, management determined it was appropriate to write down the value of these assets and, accordingly, such assets were written down to estimated fair value based on estimated discounted future cash flows in accordance with SFAS No. 121.

    Management believes that all necessary impairment adjustments have been made at September 30, 2000, however, management will continue to evaluate impairment issues.

Note 6—Commitments and Contingencies

    The Company leases UTX facilities, office facilities and certain equipment over periods ranging from two to fifteen years. During the quarter ended March 31, 2000, the Company entered into a significant new lease agreement for its corporate headquarters located in Chicago, Illinois. There were no material changes in these future rentals for operating leases from amounts reported at June 30, 2000.

    The Company leases certain equipment under capital leasing arrangements with periods ranging from three to seven years. Additionally, the Company has entered into non-cancelable agreements with various telecommunications vendors to purchase minimum amounts of network services on a monthly basis. There were no material changes in these commitments from amounts reported at June 30, 2000.

    The Company is a party to certain litigation for which the claimants are seeking damages in excess of $10,000,000. The litigation arose out of a letter of intent that the Company entered into in December 1998 relating to the Company's potential acquisition of a business. In the opinion of management, such litigation is without merit and will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company. Accordingly, no amount has been accrued as a liability as of December 31, 1999 and September 30, 2000.

    The Company is involved in various other legal matters in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse impact on the Company's financial condition, results of operations or cash flows.

Note 7—Initial Public Offering and Common Stock

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

Note 8—Net Loss Per Share

    Basic and diluted net loss per share has been computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding. Basic and diluted net loss per share for the three and nine months ended September 30, 1999 and September 30, 2000 do not include the effect of warrants to purchase 360,000 and 1,119,003 shares of common stock or options to purchase 10,074,000 and 13,088,972 shares of common stock, respectively, as their effect would be antidilutive. Basic and diluted net loss per share for the three and nine months ended September 30, 1999 also do not include the effect of preferred stock and preferred stock warrants that were convertible into 38,153,889 shares of common stock and 1,463,400 common stock warrants, as their effect would also have been antidilutive.

Note 9—Comprehensive Income

    Comprehensive income, which includes net income and all other non-owner changes in equity during a period, is as follows for the nine months ended September 30, 2000:

Net Loss	$(31,957)
Foreign currency translation adjustments	24

Comprehensive net loss	(31,933)

    The Company did not have any adjustments for comprehensive income for the nine months ended September 30, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading "Factors That May Affect Future Results." The following discussion provides information and analysis of our results of operations for the three and nine months ended September 30, 2000, and our liquidity and capital resources. You should read the following discussion in conjunction with our consolidated financial statements and the related notes included elsewhere in this quarterly report as well as the reports we file with the Securities and Exchange Commission.

Overview

    We commenced operations on October 2, 1997 for the purpose of facilitating the provisioning, installation and servicing of dedicated communications circuits for service providers who buy network capacity and transport suppliers who sell network capacity. To date, we have derived substantially all of our revenues from providing ongoing, dedicated circuit access. Monthly recurring circuit revenues are generated under client contracts with terms ranging from 12 to 60 months, with an average length of 26 months at September 30, 2000. Contracts with our clients may be terminated by the client at any time, subject to additional payments. Circuit charges are billed monthly in advance, and circuit revenues are recognized in the month that service is provided. Amounts billed in advance are recorded on the balance sheet as accounts receivable and unearned revenue. At September 30, 2000, unearned revenue was $5.3 million.

    These access revenues include bundled charges for provisioning, network management and maintenance services. Additional monthly recurring revenues are generated from leasing space in our UTX facilities. UTX billing and revenue recognition policies are the same as those described above for circuit access revenues.

    At October 31, 2000, we had seven completed UTX facilities, all of which had been placed into operations. In addition to the seven operational UTX facilities, we expect to complete construction of eight additional facilities during the remainder of 2000, for a total of 15 UTX facilities. Construction, equipment and facility leasing costs incurred in connection with the construction of a UTX facility are capitalized until the facility is placed into operations. Once the facility is placed into operations, these costs are amortized over the lesser of the term of the lease, ranging from seven to 15 years, or the estimated useful life of the equipment. At September 30, 2000, for the 15 facilities, we had capitalized UTX construction costs of $23.0 million, and had entered into outstanding UTX commitments of approximately $14.3 million and facility costs of approximately $54.3 million.

    Our clients are communications service providers and transport suppliers, such as Internet service providers, competitive access providers, incumbent telecommunication service providers and other application and network service providers. Our three largest clients represented approximately 62% of total revenues for the quarter ended September 30, 1999. Our four largest clients represented approximately 69% of total revenues for the quarter ended September 30, 2000.

    To date, cost of revenues has primarily consisted of amounts paid to transport suppliers for circuits. We have negotiated volume discounts and network route-specific discounts under contracts with the majority of our suppliers. These contracts generally have terms ranging from three to ten years and include minimum monthly purchase commitments that begin anywhere from six to twelve months after we enter into the contract. At September 30, 2000, these minimum purchase commitments totaled approximately $1.4 million per month. However, actual purchases under these contracts, which totaled approximately $9.2 million for the quarter ended September 30, 2000, have exceeded these minimum purchase commitments. In addition, we are party to contracts that will impose additional minimum purchase commitments that we anticipate will total approximately $2.8 million per month by December 2000.

    Operations and administration costs consist of salaries and employee benefits, costs associated with the development, expansion and maintenance of our Universal Information Exchange ("UIX") databases, and costs associated with sales, marketing, operations, administration and facilities.

    In each quarter since our inception, we have incurred operating losses and net losses, and have experienced negative cash flows from operations. At September 30, 2000, we had an accumulated deficit of $53.8 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	2000	1999	2000
	(in thousands, except per share data)
Net loss	$(9,172)	$(12,519)	$(12,444)	$(31,957)
Dividends on redeemable and nonredeemable cumulative convertible preferred stock	(257)	—	(625)	—

Net loss applicable to common stockholders	$(9,429)	$(12,519)	$(13,069)	$(31,957)

Basic and diluted net loss per share	$(0.30)	$(0.14)	$(0.42)	$(0.44)
Basic and diluted net loss per share (excluding non-cash stock option compensation expense)	$(0.13)	$(0.13)	$(0.24)	$(0.40)
Shares used in computing net loss per share	31,393	89,608	30,867	73,352

Results of Operations

Revenues

Comparison of Three Months and Nine Months Ended September 30, 1999 and September 30, 2000

    Revenues increased from $4.3 million for the quarter ended September 30, 1999 to $14.0 million for the quarter ended September 30, 2000. Revenues increased from $8.6 million for the nine months ended September 30, 1999 to $30.8 million for the nine months ended September 30, 2000. Substantially all of our revenues consisted of circuit revenues in each of these periods. UTX revenues represented 4.1% and 2.5% of revenues for the quarter and nine months ended September 30, 1999, respectively, and 2.2% and 3.2% of revenues for the quarter and nine months ended September 30, 2000, respectively. Revenues derived from the operations acquired during 1999 from Pacific Crest Networks, Inc. and Stuff Software, Inc. represented 2.2% of revenues for the quarter ended September 30, 2000 and 3.4% of revenues for the nine months ended September 30, 2000. Revenues derived from the operations acquired during 2000 from Tri-Quad Enterprises, Inc. represented less than one percent of revenues for the quarter ended September 30, 2000. As such, the increase in revenues was primarily attributable to an increase in the volume of circuits sold due to an increase in the number of clients and additional sales to existing clients.

Cost of Revenues

Comparison of Three Months and Nine Months Ended September 30, 1999 and September 30, 2000

    Cost of revenues increased from $3.9 million for the quarter ended September 30, 1999 to $10.3 million for the quarter ended September 30, 2000. Cost of revenues increased from $7.5 million for the nine months ended September 30, 1999 to $23.7 million for the nine months ended September 30, 2000. Substantially all of our cost of revenues consisted of circuit access costs in each of these periods. As a percentage of total revenues, cost of revenues decreased from 89% for the quarter ended September 30, 1999 to 74% for the quarter ended September 30, 2000. As a percentage of total revenues, cost of revenues decreased from 87% for the nine months ended September 30, 1999 to 77% for the nine months ended September 30, 2000. The increase in cost of revenues in absolute dollars was primarily attributable to an increase in the volume of circuits sold due to an increase in the number of clients and additional sales to existing clients. The decrease in cost of revenues as a percentage of total revenues was primarily attributable to volume-driven operating efficiencies created by the UIX.

Operations and Administration (Excluding Stock Option Plan Compensation)

Comparison of Three Months and Nine Months Ended September 30, 1999 and September 30, 2000

    Operations and administration expenses increased $12.1 million from $4.4 million to $16.5 million in the quarters ending September 30, 1999 and 2000, respectively. Operations and administration expenses increased $31.8 million from $8.0 million to $39.8 million in the nine months ending September 30, 1999 and 2000, respectively. This increase was primarily attributable to significant increases in personnel, continued expansion of our UIX databases and the build-out of our corporate infrastructure, including facilities, sales and marketing.

    The number of employees increased from 107 at September 30, 1999 to 405 at September 30, 2000. The cost of UIX development personnel as well as non-capitalized development costs associated with the UIX increased $445,000 for the quarter ended September 30, 2000 as compared to September 30, 1999. Facilities costs, including rent and utilities for corporate offices and sales offices increased $2.2 million for the quarter ended September 30, 2000 as compared to September 30, 1999. Finally, sales and marketing costs for tradeshows, advertising and promotions increased $320,000 for the quarter ended September 30, 2000. The cost of UIX development personnel as well as non-capitalized development costs associated with the UIX increased $1.0 million for the nine months ended September 30, 2000 as compared to September 30, 1999. Facilities costs, including rent and utilities for corporate offices and sales offices increased $4.6 million for the nine months ended September 30, 2000 as compared to September 30, 1999. Finally, sales and marketing costs for tradeshows, advertising and promotions increased $2.0 million for the nine months ended September 30, 2000.

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

Operations and Administration (Stock Option Plan Compensation)

    During fiscal years 1998 and 1999, we granted stock options to employees and non-employees with per share exercise prices deemed to be below the fair market value of our common stock at the dates of grant. These stock option issuances have resulted in stock option plan compensation charges, which are initially deferred and subsequently amortized over the vesting period of the related options.

Comparison of Three Months and Nine Months Ended September 30, 1999 and September 30, 2000

    Stock option compensation charges totaled $5.3 million for the quarter ended September 30, 1999 and $843,000 for the quarter ended September 30, 2000. The same charges totaled $5.6 million and $2.6 million for the nine months ended September 30, 1999 and 2000, respectively. The substantial decrease in stock option plan compensation charges between periods is primarily due to the stock option plan compensation charge of $4.6 million recorded in the quarter ended September 30, 1999, which related to loans issued to three officers of the Company in connection with the exercise of stock options.

    There were 10,074,000 and 13,088,972 stock options outstanding at September 30, 1999 and 2000, respectively. In addition, we recorded $1.1 million of deferred stock option plan compensation in the quarter ended September 30, 2000 in connection with options issued to non-employees in exchange for services. We expect to recognize additional stock option plan compensation charges of approximately $965,000 for the remainder of fiscal 2000 and $9.5 million over the next three years as these options vest.

Depreciation and Amortization

    Depreciation expense includes depreciation of furniture, fixtures and equipment at our office facilities and of equipment at our UTX facilities. We expect depreciation expense to increase substantially in the future as we continue to place our UTX facilities into service.

    Amortization expense relates to intangible assets acquired in connection with the purchases of Pacific Crest Networks, Inc., Stuff Software, Inc. and Tri-Quad Enterprises, Inc. in July 1999, November 1999 and July 2000, respectively.

Other Income (Expense)

    Other income totaled $2.6 million and $6.1 million for the three months and nine months ended September 30, 2000, respectively. The income was attributable to our investment of substantially all of the proceeds from our issuance of Series E Cumulative Convertible Preferred Stock offering as well as the proceeds from our public stock offering, in cash equivalents with original maturities of less than three months and marketable securities with original maturities of three to six months. Interest income for the quarter ended September 30, 2000 was partially offset by interest expense on notes payable and capital lease obligations.

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

Liquidity and Capital Resources

    On March 17, 2000 we completed an initial public offering of our common stock that resulted in the issuance of 12,650,000 shares of common stock at an offering price of $14.00 per share. Net proceeds related to this offering totaled $162.4 million. Until the time of our initial public offering, we had financed our operations primarily through private placements as well as through borrowings from stockholders and financial institutions. Since inception through December 31, 1999, we have raised $63.4 million in capital through private placements of common and convertible preferred stock and common and preferred stock warrants. Our principal uses of cash are to fund operating losses, working capital requirements and capital expenditures. At September 30, 2000, we had $82.0 million in cash and cash equivalents and $54.9 million in short-term investments with original maturities between three and six months.

    In March 2000, we entered into a lease commitment for office space located in Chicago, Illinois which serves as our new corporate headquarters. This commitment will result in lease payments of $1.2 million during fiscal 2000 and an additional $73.5 million of future minimum lease payments through July 2012.

    In March 1999, we entered into a credit agreement with a bank under which we may request the bank to issue letters of credit or we may borrow up to a total of $4.0 million. The agreement provides that outstanding borrowings bear interest at the bank's prime rate. This agreement expired in April 2000 and we have not renewed this line of credit. The collateral cash balance in the amount of our outstanding letters of credit of $538,000 was outstanding as of September 30, 2000.

    In December 1999, we entered into a credit agreement with a bank and borrowed $3.3 million. Outstanding borrowings bear interest at approximately 15% and are secured by specifically identified assets. The agreement expires in November 2002 and requires that we maintain an unrestricted cash balance of at least $15.0 million. As of September 30, 2000, the outstanding balance of this loan was $2.6 million.

    In June 2000, we entered into a credit agreement with a bank under which we may request the bank to issue letters of credit or we may borrow up to a total of $18.0 million. The agreement expires in June 2001. The agreement consists of Part A and Part B. Under Part A of the agreement we may request the bank to issue letters of credit or we may borrow up to a total of $12.0 million. Part A requires that we maintain a cash balance in a custodial account in an amount equal to the amount of borrowings and letters of credit outstanding up to $12.0 million. Letters of credit totaling $10.4 million were outstanding under Part A of the agreement as of September 30, 2000 and a $10.4 million cash balance was in a custodial account as of September 30, 2000.

    Under Part B of the agreement we may request the bank to issue letters of credit or we may borrow up to a total of $6.0 million. Outstanding borrowings under the agreement bear interest at the bank's prime rate and are secured by substantially all of our assets. Part B of the agreement requires that we maintain specified covenants. We were in compliance with all covenants at September 30, 2000. Letters of credit totaling $2.2 million were outstanding under Part B of the agreement as of September 30, 2000.

    Net cash used in operating activities increased from $4.6 million for the nine months ended September 30, 1999 to $27.6 million for the nine months ended September 30, 2000. The increase in net cash used was primarily due to increased net losses and increases in working capital requirements, partially offset by increases in non-cash stock option compensation charges. We anticipate that we will continue to require cash to support our future operating activities.

    Net cash used in investing activities increased from $5.8 million for the nine months ended September 30, 1999 to $81.0 million for the nine months ended September 30, 2000. The increase in net cash used in investing activities relates to the purchases of property and equipment, primarily for the construction of our UTX facilities, and the purchase of Tri-Quad and short-term investments. We expect to substantially increase our investments in equipment in the near term as we increase our number of UTX facilities.

    At October 31, 2000 we had seven completed UTX facilities, all of which had been placed into operations. In addition to these facilities we intend to complete construction of eight additional facilities during the remainder of 2000, for a total of fifteen UTX facilities.

    We plan to spend approximately $27.8 million on capital expenditures for the remainder of 2000, which is comprised of $24.5 million for the deployment of UTX facilities, approximately $1.4 million for the expansion of corporate facilities and the remainder of which will be used to fund the build-out of our corporate infrastructure. In 2001 we plan to spend approximately $11.0 million to complete construction on sixteen smaller UTX facilities, fourteen in North America and two in Europe. These smaller facilities can range in size from 500 square feet to 2,000 square feet and are less capital intensive than the facilities that are currently operational. We will use part of the proceeds from our public stock offering for these capital expenditures. We expect capital expenditures for our UTX facilities to continue at this level for the foreseeable future due in part to costs associated with meeting the power requirements of our UTX customers.

    Net cash provided by financing activities increased from $32.2 million for the nine months ended September 30, 1999 to $152.6 million for the nine months ended September 30, 2000. The increase was primarily due to the receipt of net proceeds of $162.4 million from the public issuance of our common stock on March 17, 2000. We have invested these proceeds primarily in cash equivalents, with original maturities of less than three months, and marketable securities, with original maturities of between three and six months. We intend to continue investing surplus cash in similar securities.

    On July 1, 2000, the Company acquired substantially all of the assets and liabilities of Tri-Quad Enterprises, Inc., including its LATTIS database in exchange for $3.2 million in cash and 169,949 shares of common stock with a fair market value of $3.5 million. The acquisition allows the Company to extend the reach of the UIX databases and provide carriers and ISP customers with expanded worldwide pricing data and speed-to-market.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

    In addition to the factors discussed elsewhere in this Form 10-Q and the Company's other reports filed with the SEC, the following are important factors which may affect our future results of operations or financial condition and could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

We have incurred substantial losses since our inception, and if we fail to increase our revenues, we will be unable to achieve and maintain profitability.

    We have incurred significant losses since inception and expect to continue to incur losses in the future. As of September 30, 2000, we had an accumulated deficit of $53.8 million. Although our revenues have grown from $4.3 million in the quarter ended September 30, 1999 to $14.0 million in the quarter ended September 30, 2000, we cannot be certain that our revenues will continue to grow, or that we will achieve sufficient revenues to achieve profitability. We expect to continue to incur significant and increasing expenses in order to:

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

    For example, from time to time we enter into long-term agreements with communications transport suppliers for the supply and installation of communications network capacity. These agreements generally provide for monthly minimum revenue commitments from us, which we must negotiate based on forecasts of our future network capacity requirements. As of September 30, 2000, we were party to contracts that will impose minimum purchase commitments that we anticipate will total approximately $2.8 million per month by December 2000. If we fail to forecast our network capacity requirements accurately or fail to accurately forecast other aspects of our business, it will be difficult for us to become profitable.

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

    To date, we have derived substantially all of our revenues from providing on-going circuit access, and we have only limited experience providing our UTX services. At October 31, 2000, we had operational UTX facilities in Chicago, Santa Clara, San Francisco, Los Angeles, Miami, Dallas and Washington, D.C. and completed UTX sites in Atlanta as well as two locations in New York. However, clients may terminate their UTX contracts at any time, and our ability to generate revenues will suffer if we fail to maintain our existing clients and to attract new clients for our UTX services.

    One of our key strategies is to expand our business by opening additional UTX facilities in geographically diverse locations. In addition to our seven operational UTX facilities, we expect to construct eight additional UTX facilities in the United States during the remainder of 2000, for a total of 15 completed UTX sites. During 2001, we plan to construct 16 additional facilities that are smaller in size. Construction of UTX facilities is expensive and time-consuming and will cause a significant strain on the capital resources and operation of our business. If we are unable to generate sufficient cash flows or raise sufficient funds, we may have to delay or abandon some or all of our development and expansion plans. A delay in the expansion of our UTX facilities may make it more difficult for us to respond to competitive pressures and establish our presence in the market.

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

    One of our primary business objectives is to provide our clients with network monitoring, maintenance and restoration services 24 hours a day, seven days a week through a network operations center. However, we have not fully developed this capacity and currently provide network management services through an outsourcing arrangement with a third party, until our own facility becomes operational. We recently acquired and upgraded a network operations facility, however, we have not finished hiring and training employees to operate this facility, and we have only limited experience implementing services of this type. As a consequence, we cannot be sure that our efforts to provide these services will be successful. Our ability to implement this strategy will depend on many factors, including our ability to hire, train and manage employees.

    If we fail to successfully implement a network operations center, we may not be able to monitor network operations effectively or troubleshoot circuits in a cost-effective manner, which would cause us to lose clients and make it difficult for us to attract new clients.

Although we plan to continue expanding international operations, we have limited experience operating internationally.

    An important component of our strategy is to expand into international markets, such as Europe, Asia and South America, and we recently opened offices in London, England, and Amsterdam, the Netherlands. However, we have limited experience operating internationally. The risks inherent in conducting our business internationally include:

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

    The market for the services we provide is highly fragmented. In addition, the market in which we operate is new, rapidly evolving and highly competitive. We believe that at this time no single competitor competes directly with us with respect to all of the services we offer; however, we currently or potentially compete with a variety of companies, including some of our transport suppliers, with respect to our products and services individually, including:

  •
  national and local carriers, such as AT&T, Broadwing, Qwest, WorldCom and Williams Communications;

  •
  companies that provide collocation facilities, such as AboveNet Communications (MFN), AT&T, Colo.com, Equinix, Exodus Communications, Global Center and Layer One

  •
  companies that engage in "bandwidth trading", resale, and arbitrage of circuit connectivity such as Arbinet, Bandwidth.com, Enron and RateExchange;

  •
  competitive access providers, such as AT&T, ELI, ICG Communications, WorldCom, XO Communications, FiberNet, Pathnet and Telseon; and

  •
  incumbent local exchange carriers, such as Sprint, and regional Bell operating companies such as BellSouth, SBC Communications, Qwest/U.S. West and Verizon Communications.

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

    Moreover, while recent regulatory initiatives allow carriers such as us to interconnect with incumbent local exchange carrier facilities and to obtain certain unbundled network elements from incumbent local exchange carriers, certain initiatives also provide increased pricing flexibility for, and relaxation of regulatory oversight of, the incumbent local exchange carrier. This may present incumbent local exchange carriers with an opportunity to subsidize services that compete with our services with revenues generated from non-competitive services. This would allow incumbent local exchange carriers to offer competitive services at lower prices. Existing laws also restrict the regional Bell operating companies from fully competing with us in the market for interstate and international long distance telecommunications services, but also permit the Federal Communications Commission, the FCC, to lessen or remove some restrictions. If FCC decisions under existing law, or future amendments to Federal telecommunications laws, permit the regional Bell operating companies to compete fully with us in this market, our revenues from these services could be reduced if these companies are able to attract a substantial portion of our customers.

    We must distinguish ourselves through the quality of our client service, our service offerings and brand name recognition. We may not be successful in doing this.

Many of our potential competitors have certain advantages over us, including:

  •
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

    It typically takes 30 to 90 days to supply a circuit for a client, and we do not begin to recognize revenue until a circuit has been installed and accepted by the client. Once we agree to facilitate the supply of a circuit for a client, we negotiate with one or more transport suppliers and manage the personnel and field technicians of multiple vendors. A client can withdraw its order with minimal liability at any time before accepting the circuit. We may experience difficulties in facilitating the supply of circuits if our transport suppliers run out of capacity, forcing us to look for alternative sources of capacity at the last minute. If we are unable to facilitate the supply of a circuit in a timely manner or fail to obtain client acceptance of the circuit, we will be unable to recognize access revenues for that circuit, and our operating results would be adversely affected. Furthermore, since our clients may cancel orders at any time before accepting the circuit, we may find it difficult to forecast revenue and plan our expenses accordingly.

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

  •
  Internet growth and demand for Internet infrastructure; and

  •
  labor issues with our suppliers.

    In addition, we depend on decisions by our clients to expand their Internet infrastructure, which in turn depend upon the success and expected demand for the services these clients offer.

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

  •
  power loss;

  •
  telecommunications failures; or

  •
  sabotage or vandalism, including computer viruses.

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

    Historically, a substantial portion of our revenues has come from a limited number of clients. For example, for the quarter ended September 30, 1999, our three largest clients accounted for approximately 62% of our total revenues, and for the quarter ended September 30, 2000, our four largest clients accounted for approximately 69% of our total revenues. We have a number of significant revenue contracts with these customers. These contracts expire on various dates between November 2000 and March 2005. If we lose one or more large clients, or if one or more of our large clients reduces the services they purchase from us and we fail to add new clients, our revenues could decline and our results of operations would suffer.

Our clients may fail to pay or be unable to pay their obligations to us in a timely manner or at all.

    Some of our clients may have limited operating histories and may have inadequate financial resources to meet all of their obligations. We recorded a substantial bad debt expense during the year ended December 31, 1999 primarily in connection with the failure by one of our clients to pay its bills. Although we continue to improve our credit approval process in the year 2000, if other clients are unable to meet their obligations to us, we may incur additional bad debt expenses, which could harm our cash flows and results of operations.

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

    These laws and regulations are subject to frequent changes and different interpretations, and therefore, it is difficult for us to assess the impact of these factors on our operations. The current domestic and international trend is toward deregulation of telecommunications and Internet services. However, we cannot be certain that this trend will continue, and it is possible that changes in regulatory policies could limit our ability to compete in some markets. The implementation, modification, interpretation and enforcement of laws and regulations vary and may also change over time due to judicial review or legislative action, and could limit our ability to provide many of our services.

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

    Our ability to meet our planned growth will require substantial cash resources. We expect that the anticipated expansion of our UTX facilities, construction of eight additional facilities during the year 2000 (at an estimated average cost of $3.2 million to $5.0 million per facility), construction of sixteen facilities in the year 2001 (at an estimated average cost of $500,000 to $2.0 million per facility), and our anticipated funding of negative cash flow from operating activities, will require substantial capital. In addition, part of our expansion strategy includes acquiring complementary businesses and technology, which may require us to raise additional funds. We do not expect to generate significant cash flow from operations in the near term. Accordingly, our ability to meet our additional future capital needs will depend upon our ability to renegotiate, extend or replace our credit facilities, obtain supplemental financing or raise additional capital. Additional debt financing may limit our financial and operating flexibility. We may not be able to renegotiate or replace our credit and equipment lease facilities on a timely basis, on acceptable terms or at all. Additional equity financing may not be available or may be dilutive to existing stockholders. If we are unable to obtain future financing when needed or on acceptable terms we may have to delay or abandon our development and expansion plans, which could materially adversely affect our growth and ability to compete.

We must expand our marketing and sales operations substantially to increase market awareness and sales of our services.

    Our services require a sophisticated sales effort that targets key people within our prospective clients' organizations. This sales effort requires the efforts of select personnel as well as specialized system and consulting engineers within our organization. We have recently expanded our sales force and plan to hire additional marketing and sales personnel, and system and consulting engineers, particularly individuals with experience in the telecommunications industry. Competition for these individuals is intense, and we may not be able to hire the number of qualified sales personnel and system and consulting engineers we need. In addition, we may substantially increase our budget as part of our marketing program. If we are unable to expand our marketing and sales operations, or our marketing efforts are not successful, we may not be able to increase market awareness or sales of our products and services, which may prevent us from achieving and maintaining profitability.

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

    Our ability to successfully offer our services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We continue to increase the scope of our operations and have substantially increased the number of our employees. At December 31, 1997, we had a total of five employees and at September 30, 2000, we had approximately 405 full-time employees. In addition, we plan to continue to hire a significant number of employees. This growth has placed, and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force. Furthermore, we expect that we will be required to manage multiple relationships with various clients, suppliers and other third parties. We cannot be sure that we will be able to manage our expansion effectively.

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

    Internet Capital Group, Inc., funds affiliated with ComVentures and other stockholders, directors and officers, in the aggregate, beneficially own approximately 53% of our outstanding common stock. These stockholders, acting alone or together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2000, all of our investments were in cash equivalents and short-term investments.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a) On July 28, 2000, pursuant to a Preferred Stock Rights Agreement (the "Rights Agreement") between the Company and Wells Fargo, as Rights Agent, the Company's Board of Directors declared a dividend of one right (a "Right") to purchase one one-thousandth share of the Company's Series A Participating Preferred Stock ("Series A Preferred") for each outstanding share of common stock. The dividend was payable on September 1, 2000 to shareholders of record as of the close of business on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred at an exercise price of $225, subject to adjustment.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  List of Exhibits

Exhibit Number	Description of Document
3.1**	Certificate of Incorporation of the Company.
3.1.1****	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock
3.2**	Amended and Restated Bylaws of the Company.
4.1**	Form of Company's Common Stock certificate.
4.2**	Form of warrant to purchase shares of Common Stock of the Company issued to Internet Capital Group.
4.3**	Amended and Restated Registration and Informational Rights Agreement, dated June 28, 1999.
4.4**	Amended and Restated Registration and Informational Rights Agreement, dated June 30, 1999.
4.5**	Registration Rights Agreement, dated November 10, 1999.
4.6**	Form of warrant to purchase shares of Common Stock of the Company issued to Advanced Equities.
4.7*	Preferred Stock Rights Agreement, dated as of July 31, 2000, between Universal Access, Inc. and Wells Fargo, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.
4.8****	Registration Rights Agreement dated July 1, 2000.
10.20.1+****	First Amendment to Capacity Agreement with GTE Telecom Incorporated dated August 8, 2000.
11.1**	Statement Re: Computation of Unaudited Net Loss Per Share and Pro Forma Net Loss Per Share.
21.1***	Subsidiaries of Company.
27.1	Financial Data Schedule.

*	Filed with the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on August 9, 2000
**
Filed with the Company's Registration Statement on Form S-1 (No. 333-93039) filed with the Securities and Exchange Commission by the Company in connection with its initial public offering which became effective March 16, 2000.
***	Filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
****	Filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.
+
Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission.
(b)	Reports on Form 8-K: The Company filed a Form 8-K in connection with the acquisition of Tri-Quad Enterprises on July 14, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL ACCESS, INC. (Registrant)
Date November 10, 2000	By	/s/ ROBERT M. BROWN Robert M. Brown Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

Universal Access, Inc. Form 10-Q Table of Contents
FACTORS THAT MAY AFFECT FUTURE RESULTS
PART II. OTHER INFORMATION
SIGNATURES