Form 10-K
period 2000-12-31
UNIVERSAL ACCESS INC
filed 2001-03-29
CIK 1070699

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. / /

    The aggregate market value of common stock held by non-affiliates of the registrant as of February 28, 2001 was $317,966,752.

    The number of shares outstanding of the issuer's common stock, par value $0.01, as of February 28, 2001 was 91,466,282 shares.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement to be filed on or before April 30, 2001 and to be delivered to shareholders in connection with the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III.

UNIVERSAL ACCESS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

PART I

    This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-K entitled "Factors That May Affect Future Operating Results," which may cause actual results to differ materially from those discussed in the forward-looking statements. The forward-looking statements in this Form 10-K are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which could occur after the filing of this Form 10-K. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, that attempt to advise you of the risks and factors that may affect our business.

ITEM 1. BUSINESS

Overview

    We are a provider of network infrastructure services and facilitate the buying and selling of capacity on communications networks. We facilitate the process through which users of communications circuits obtain circuits dedicated for their specific use from multiple vendors. We refer to this process as "provisioning a circuit." We also facilitate the installation and servicing of these dedicated circuits. Our clients are communications service providers, such as telecommunications service providers, internet service providers and application service providers, who buy capacity on communications circuits for use by their customers. We obtain the communications capacity from many different transport suppliers, who own the communications infrastructure over which information is transmitted.

    Through our services, we allow our clients to outsource the work of obtaining, installing and provisioning their communications infrastructure within a fragmented network services market. Our solution provides significant time, effort and cost savings to our clients who would otherwise be forced to independently analyze the capacity, availability and pricing of circuits from multiple vendors to construct and maintain circuits. As an independent intermediary, we have been able to collect network information from multiple transport suppliers in our Universal Information Exchange (UIX) databases, which include several proprietary, interconnected databases containing pricing, capacity, availability, location and interconnection information from over 75 transport suppliers. Using this information, we efficiently and cost effectively provide our clients circuit solutions across multiple, geographically dispersed vendor networks.

    We also maintain a network management service organization through which we provide a single point of contact for 24-hour-a-day, seven-day-a-week network monitoring, maintenance and restoration across multiple vendor networks. Our organization interfaces with the network management organizations of our transport suppliers, which enables us to identify and isolate circuit outages and facilitate their restoration throughout each segment of dedicated circuits. Without these network management services a client would have to contact multiple vendors to determine the source of a circuit outage and to restore the circuit.

    Our Universal Transport Exchange (UTX) facilities are physical sites where transport capacity suppliers and our clients lease space to locate communications equipment and interconnect with the networks of transport suppliers. Our UTX facilities enable our clients to more easily extend the geographic reach of their networks by using a cross connect circuit connection within our UTX facility rather than a local loop connection. With access to a greater number of circuit routes, our clients are better positioned to offer a broader range of options to their customers. This approach directly supports our primary business of providing circuit access. We expect that our UTX facilities will increase our ability to provision circuits and will thereby increase circuit access revenues and related profit margins.

    To date, we have derived substantially all of our revenues from providing ongoing, dedicated circuit access, generating our first revenues from this source in the quarter ended December 31, 1997.

Industry Background and Market Opportunity

    We believe that the increased reliance by businesses on data-intensive applications, including data communications, electronic commerce, video and graphics, will continue to support substantial global demand for additional network infrastructure and underlying communications capacity. In addition, we believe that the resulting demand for network capacity to transmit data will accelerate as communications service providers increasingly offer high speed data access to businesses.

    Service providers currently rely on multiple suppliers of communications infrastructure. These transport suppliers focus on one or more geographically dispersed network segments, including local segments, intercity segments, interbuilding segments, and segments connecting the networks of multiple providers. The ability of a service provider to obtain dedicated circuits and infrastructure services quickly and efficiently is becoming increasingly difficult as the number of transport suppliers increases.

    The increase in the number of competing transport suppliers and service providers is attributed to the deregulation of the telecommunications industry beginning with the 1984 divestiture of AT&T and continuing with the Telecommunications Act of 1996. Similar deregulation is occurring in international markets. The increase in the number of transport suppliers and service providers competing in and across different geographically dispersed network segments has impeded the development of seamless communications networks.

    Transport suppliers have employed a variety of business strategies to compete, including building or acquiring additional network infrastructure, entering into interconnection agreements, reselling or exchanging network capacity and offering new services. As a result, multiple networks have developed serving various geographic regions and focusing on different network segments. In this competitive, multiple vendor market, we believe that to date, transport suppliers have not been able to effectively support dedicated circuit connections on their own networks, or through efficient interconnection with other suppliers, to fully meet their customers' requirements.

    Compounding the problems associated with a fragmented, multiple-vendor market, transport suppliers and service providers have placed a higher priority on obtaining customers to build market share rather than on interconnecting their independently built networks. In addition, it is difficult to connect networks due to the fact that transport suppliers and service providers do not have access to pricing, capacity, availability, and location information for the networks of other suppliers. Because transport suppliers compete with each other, they have little incentive to share this information or to locate their equipment within competitors' facilities in order to connect their networks.

Our Strategy

    Our objective is to facilitate the creation of a seamlessly connected, global communications network by improving the overall efficiency of the market for network capacity and infrastructure services. To achieve this objective, we intend to enhance the Internet functionality of our UIX databases, continue to expand and populate our UIX databases, continue to develop UTX facilities in the United States and internationally, optimize circuit configurations to gain network and economic efficiencies, expand internationally and enhance our operating and technological capabilities through strategic acquisitions and partnerships.

Services

    We offer our clients several groups of services, the UniversalNet suite of services that are specifically designed for clients including telecommunications service providers, ISPs and ASPs. We also provide customized solutions. We deliver our services using our UIX databases, our UTX facilities and our client support services.

Universal Information Exchange (UIX) Databases

    Our UIX databases include several proprietary, interconnected databases containing capacity, availability, physical location and pricing information from over 75 transport suppliers and over 14 million data elements. We plan to continue to gather data elements from our existing transport suppliers, including information about pricing, capacity, availability, location and interconnection information and other network elements for inclusion in our UIX databases. We also plan to add information to our UIX on the networks of domestic and international transport suppliers from whom we do not currently gather information. We have begun this initiative with the 2000 acquisition of Tri-Quad Enterprises and its LATTIS database. The acquisition represents a strategic transaction aimed at transforming our UIX database into the industry's most comprehensive global database of pricing discovery and circuit capacity. We believe that our UIX databases provide us with a competitive advantage and will become more difficult for a competitor to replicate as we continue to enhance the data and functionality of our UIX databases over time.

    We use our UIX databases to provide our clients with a single point of contact for the supply and installation of circuits from multiple vendors, as well as circuit access and network monitoring. We continue to develop and improve the infrastructure to provide an enhanced Internet interface for our services that will enable our clients to obtain price quotes, order circuits and receive dedicated monitoring and support services, all in real time. We believe these initiatives will enhance the efficiency and reliability of our web-based services and will enable us to offer a more complete, electronic commerce solution to our clients.

    We believe our UIX databases enable us to provide, more efficiently and cost-effectively than traditional communications transport suppliers, a comprehensive range of services including:

    Quoting.  Our quoting system can be accessed over the Internet and enables clients to request and receive quotes for circuit configuration, supply and installation.

    Order Processing.  Clients can place orders online by directly entering information about their desired circuit, including capacity requirement, physical location, contract terms, technical specifications and special instructions.

    Supply and Installation of Circuits.  Our UIX databases contain information on the processes by which over 75 transport suppliers supply and install circuits. By using this information we are able to work with the personnel and field technicians of multiple vendors to provide dedicated circuits to our clients. As part of our service we can provide our clients with a graphical design layout record showing critical network points and a regular status update.

    Circuit Access.  We provide our clients with ongoing dedicated circuit access over the networks of multiple vendors through long term contracts, with terms typically ranging from 12 to 60 months, and averaging 23 months at December 31, 2000. Our clients pay us for this ongoing circuit access on a monthly recurring basis for the life of the contract. A circuit can be delivered at different speeds and capacities. We currently are able to provide our clients circuit access at data rates ranging from DS-1 circuits carrying data at a rate of 1.536 million bits per second to OC-192 circuits carrying data at a rate of 192 OC-1 signals or 9.952 billion bits per second.

    Billing.  We compile the costs of multiple vendor circuit segments and present our clients with a single monthly invoice containing a single line item for each service. This eliminates the need for our clients to process multiple vendor bills and reduces our clients' processing time and costs.

    Network Management Services.  We use our network operations center to provide 24-hour-a-day, seven-day-a-week network management services, offering a single point of contact for network monitoring, maintenance and restoration across multiple vendor networks. Through this single point of contact, we generate one client reference record of a problem, which we use to provide network management across multiple vendor networks and to provide our clients with reporting and trouble resolution. This single client reference record increases response time and decreases down time in a circuit outage. Our organization interacts with the network management organizations of our transport suppliers, enabling us to identify and isolate circuit outages and to facilitate their restoration throughout each segment of a circuit. Without these services a client would have to contact multiple vendors to determine the source of a circuit outage and to restore the circuit.

Universal Transport Exchange (UTX)

    Our UTX facilities provide interconnection points between multiple network service providers and transport suppliers. Network service providers and transport suppliers lease space in our facilities to place network equipment that may be connected to other network service providers and transport suppliers in the facility. Our UTX facilities may range in size from approximately 500 square feet to approximately 10,000 square feet.

    Our facilities do not depend on any particular technology and are open to multiple competing network service providers and transport suppliers, such as local exchange carriers, interexchange carriers, competitive local exchange carriers, ISPs and ASPs. We are not aligned with or reliant upon any single or group of transport suppliers. We believe that our UTX clients are attracted to our neutral position, which both alleviates their competitive concerns and provides them a broader range of solutions. We also believe that our UTX facilities represent a platform for offering new services to our clients and transport suppliers alike. For example, once a transport supplier places its network in our UTX facility, the supplier may utilize our UTX services to interconnect with other suppliers in that UTX facility to extend the geographic coverage of its network.

    As of December 31, 2000 we had fifteen operational UTX facilities in Atlanta, Chicago, Dallas, Los Angeles, Miami, New York City (3 locations), Phoenix, Portland, San Francisco, Santa Clara, Seattle, Washington D.C., and Vienna, Virginia. We define operational as our ability to facilitate the connectivity of both carriers and customers within a fully constructed UTX facility. In addition to the fifteen operational UTX facilities, we expect during 2001 to begin construction of sixteen smaller facilities, fourteen in North America and two in Europe, for a total of thirty-one UTX facilities. We made a strategic investment during 2000 in CityReach International, a London-based provider of carrier neutral co-location and next-generation interconnect facilities. We plan to locate our first European UTX facilities within CityReach's "Secure Internet Exchange" (SiX) facilities.

    In addition, we intend to construct UTX facilities that are designed to meet the specific service requirements of major metropolitan areas, regional sites and high occupancy buildings. We believe these facilities will provide our clients a convenient and cost-effective method to interconnect with multiple service providers and transport suppliers.

    We also plan to actively manage circuits through our UTX facilities to deliver circuits to customers more quickly and to increase margins. We plan to achieve this by physically aggregating circuits on the same route. In order to physically aggregate circuits, we plan to deploy optical switches that would allow circuits to be optically switched between networks. For example, we may install multiple circuits for customers on a route between two UTX facilities. The total amount we pay transport suppliers for these individual circuits may exceed the cost of a larger capacity circuit for the same route which would include each of the individual circuits and include additional capacity. We can purchase the larger capacity circuit on the route and then, using optical network switches, transfer the individual circuits to this larger circuit. We can then sell the additional remaining capacity on the larger circuit to customers requiring the same route.

    Our UTX facilities enable us to obtain additional information regarding available network capacity and points of access that is entered into our UIX databases. This additional information enables us to use our UIX databases more efficiently to provide circuits and network monitoring services for our clients.

Client Support Services

    Client Advocacy Services.  Our approach to client support involves developing an understanding of our clients' business objectives, competitive environment, market initiatives and service needs by maintaining close contact with our clients through our Client Advocacy Services group. This group includes Client Operations Specialists, highly trained field representatives with extensive technical knowledge of our services and an understanding of our client's business objectives. These representatives team with both our sales and provisioning organizations to meet client service expectations, provide technical and administrative support during the circuit planning, ordering, supply and installation processes and provide ongoing consultation.

    Carrier Development Services.  Our development services personnel are responsible for managing our relationships with our existing transport suppliers and for identifying new relationships.

Sales and Marketing

    Our sales and marketing efforts are focused on achieving broad market penetration and increasing brand name recognition. Our sales efforts target ISPs, telecommunications service providers and ASPs that we believe have the greatest need for transport capacity and infrastructure services.

Sales

    We have developed a two-tiered sales strategy which is designed to (a) target new accounts through our direct sales representatives and (b) identify opportunities for additional sales to our existing client base through our account managers. The direct sales force is divided into geographic regions in the United States and Europe and is supervised by regional directors, each of whom has responsibility for all sales functions in his or her geographic region. The account management group is supervised by a director and targets larger clients, based on recurring monthly revenue.

    We have developed programs to attract and retain a highly skilled, motivated sales staff that possesses the necessary technical skills, consultative sales experience and knowledge of its assigned territory markets. These programs include technical and sales process training and instruction in consultative selling techniques. Our sales representatives and account managers are compensated through a combination of base salary and performance-based bonuses.

Marketing

    We direct our corporate marketing efforts to a select market segment of clients, including Internet service providers, application service providers and telecommunications service providers. Our marketing activities include participating in telecommunication industry tradeshows attended by our clients and prospects; advertising in telecommunications trade publications that target transport suppliers and service providers; conducting direct mail campaigns that use tradeshow lists in order to attract the show's participants to our booth to learn about our current service offerings; and issuing press releases about our services. We intend to increase marketing expenditures in future periods in an effort to stimulate demand for our services and build brand awareness.

Clients

    As of December 31, 2000, we had more than 150 clients, including telecommunication services providers, Internet services providers and application service providers. For the year ended December 31, 2000, AboveNet Communications (MFN), UUNet Technologies (WorldCom), BCE Nexxia Corporation and Allied Riser Operations accounted for approximately 21%, 17%, 12% and 11% of revenues, respectively. For the year ended December 31, 1999, AboveNet Communications (MFN) accounted for 38% of our revenues. For the year ended December 31, 1998, Carmen Associates accounted for approximately 16% of our revenues and GTE Internetworking accounted for approximately 13% of our revenues. As revenues continue to increase our composite mix of significant customers should change accordingly, since these customers may increase or decrease their purchases from us.

    Our client contracts generally provide for terms ranging from 12 to 60 months, with an average length of 23 months. Over time we expect the average contract length to trend down as more large customers with twelve month contracts are added. Our clients may terminate their contracts at any time, subject to additional payments. We bill for circuit charges monthly in advance, and we recognize circuit revenues in the month that we provide the service.

Vendors

    From time to time we enter into long-term contracts, commonly referred to as "master service agreements" or "master carrier agreements", with communications transport suppliers for the supply and installation of network capacity. Under a master carrier agreement, each circuit provided by a transport supplier has its own term, generally ranging from 12 to 60 months, and is governed by the terms and conditions set forth in the master carrier agreement. If we cancel a contract with a transport supplier with respect to a particular circuit, we must generally pay cancellation charges that can equal substantially all of the amount payable over the remaining term of the contract for that circuit.

Competition

    The market for the services we provide is highly fragmented. We believe that at this time no single competitor competes directly with us with respect to all of the services we offer. However, we currently or potentially compete with a variety of companies with respect to our services on an individual basis. There are few substantial barriers to entry into our market, and we expect that we will face additional competition from existing and new global entrants in the future. We believe that any entrant in this market must grow rapidly and achieve a significant presence in the market in order to compete effectively. We believe that the principal competitive factors in this market include:

  •
  the ability to access information regarding multiple vendor networks;

  •
  the ability to provide connections to networks of multiple vendors;

  •
  the ability to provide comprehensive network management services including troubleshooting and circuit restoration across multiple network environments;

  •
  the ability to secure strategic relationships with carriers and clients;

  •
  the ability to provide a high level of ongoing client service and support;

  •
  the ability to locate interconnection facilities in strategic locations; and

  •
  brand recognition.

    We might not have the resources or expertise to compete successfully in the future. For additional information on the competitive risks that we face, you should read the section entitled "Factors That May Affect Future Results—Competition in our industry is intense and growing, and we may be unable to compete effectively".

Intellectual Property Rights

    We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect proprietary rights in our intellectual property. We have no patented technology that would preclude or inhibit competitors from entering our market. We have applied for registration of certain of our service marks in the United States and in other countries, and have obtained a registration for one of our service marks in Switzerland. Even if additional registrations are granted, we may be limited in the scope of services for which we may exclusively use our service marks. We enter into confidentiality agreements with our employees, consultants and partners, and we control access to, and distribution of, our proprietary information. Our intellectual property may be misappropriated or a third party may independently develop similar intellectual property. Moreover, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Unauthorized use of any of our proprietary information could seriously harm our business.

Government Regulation

    We plan to offer communications common carrier services that will be subject to regulation by federal, state and local government agencies. Most data and Internet services are not subject to regulation, although communications services used for access to the Internet are regulated. We have obtained certain federal and state regulatory authorizations for our regulated service offerings, and are in the process of applying for additional authorizations.

    The FCC will exercise jurisdiction over our facilities and services to the extent those facilities are used to provide, originate or terminate interstate domestic or international common carrier communications. State regulatory commissions will have jurisdiction over our services to the extent they are used to originate or terminate intrastate common carrier communications. Municipalities and other local government agencies may require carriers to obtain licenses or franchises regulating use of public rights-of-way to install and operate their networks. Many of the regulations issued by these regulatory bodies may change and are the subject of various judicial proceedings, legislative hearings and administrative proposals. In addition, federal, state and local authorities may seek to tax the services which we provide, which could impair the profitability of our business. We cannot predict the results of any changes.

    As we expand our business to other countries, we will become subject to similar regulatory issues in each country in which we do business. Although the trend in regulation globally is towards less regulation of competitive telecommunications markets, regulations in particular countries may limit our service offerings or our ability to compete effectively.

Federal Regulation

    The FCC regulates us as a non-dominant communications common carrier. The FCC's generally applicable regulations permit us to provide interstate domestic common carrier services without any further authorization, and we also have received authority from the FCC to provide international services between the United States and foreign countries. Our interstate domestic and international services are not subject to significant federal regulation, although we are required to make available to the public schedules of our prices, terms, and conditions for our telecommunications services, and to pay regulatory fees and assessments based on our interstate and international telecommunications revenues. The FCC has the authority to condition, modify, cancel, terminate or revoke our licenses and authorizations for failure to comply with federal laws or the rules, regulations and policies of the FCC. The FCC may also impose fines or other penalties for violations. The FCC also imposes prior approval requirements on transfers of control and assignments of authorizations. While we believe we are in compliance with applicable laws and regulations, we cannot assure you that the FCC or third parties will not raise issues with regard to our compliance.

    International Services.  The FCC has adopted rules for a multi-year transition to lower international settlements payments by U.S. common carriers. We believe that these rules are likely to lead to lower rates for certain international services and increased demand for these services, including capacity on the U.S. facilities that provide these services.

Local Competition Rules

    The FCC's role with respect to local telephone competition arises principally from the Telecommunications Act of 1996. This Act preempts state and local laws to the extent that they prevent competitive entry into the provision of any telecommunications service and gives the FCC jurisdiction over important issues related to local competition.

    Incumbent local exchange carriers (ILECs), such as the regional Bell operating companies and affiliates of GTE and Sprint, are required to negotiate in good faith with competing carriers on rates, terms and conditions for interconnection, access to unbundled elements, resale, and other duties imposed by the Telecommunications Act of 1996. The Telecommunications Act provides procedures and timetables for negotiation, arbitration and approval of interconnection agreements. Arbitration decisions involving interconnection arrangements in several states have been challenged and appealed to Federal courts. We may experience difficulty in obtaining timely implementation of local interconnection agreements, and we can provide no assurance we will offer local services in these areas in accordance with our projected schedule, if at all.

    The duties imposed on ILECs by the Telecommunications Act of 1996 include the following:

    Interconnection.  ILECs are required to provide interconnection for competing local telecommunications carriers at any technically feasible point, on rates, terms and conditions that are just, reasonable and nondiscriminatory.

    Access to Unbundled Elements.  ILECs are required to provide competing telecommunications carriers access to network elements on an unbundled basis at any technically feasible point, on rates, terms, and conditions that are just, reasonable, and nondiscriminatory. Among other things, the FCC rules provide that dedicated transport, including dark fiber, is among the network elements that ILECs must provide on a unbundled basis. The FCC also requires ILECs to unbundle the high-frequency portion of local access lines, so as to permit competing carriers to offer broadband data services over the same copper wires the ILEC uses to provide voice telephone service.

    Collocation.  ILECs are required to provide physical collocation of equipment necessary for interconnection or access to unbundled network elements at the ILEC's premises, except that the ILEC may offer alternative arrangements, if it demonstrates to the state regulatory commission that physical collocation is not practical for technical reasons, or because of space limitations. The FCC has adopted measures designed to facilitate a competitor's ability to access ILEC collocation space, including a requirement that ILECs permit collocation without construction of a "cage" to enclose the competitor's equipment, and a requirement that competitors be able to locate all equipment necessary for interconnection, among other things. These FCC rules are subject to reconsideration and possible court appeals, and may be subject to change in the future.

    Transport and Termination Charges.  ILECs and competitive local exchange carriers (CLECs) must enter into reciprocal arrangements for transport and termination of local telephone calls.

    Pricing Methodologies.  State commissions are required to set arbitrated rates for interconnection, unbundled network elements, and transport and termination arrangements for local calls based on the ILEC's forward-looking economic costs, using the Total Element Long Run Incremental Cost, or TELRIC, methodology, plus a reasonable share of forward-looking joint and common costs. The TELRIC pricing methodology has been challenged by ILECs, and is currently the subject of an appeal that will be considered by the U.S. Supreme Court during its October 2001 term. Depending on the decision of the Supreme Court, future prices for access to ILEC networks may be higher than at present.

    Resale.  State commissions are required to identify which marketing, billing, collection, and other costs will actually be avoided by ILECs when they provide services on a wholesale basis and to calculate the portion of the retail rates for those services that is attributable to the avoided and avoidable costs.

    Access to Rights-of-way.  Telecommunications carriers and utilities are required to provide nondiscriminatory access to their poles, ducts, conduits, and rights-of-way.

    The Telecommunications Act of 1996 also eliminates previous prohibitions on the provision of long distance services by the regional Bell operating companies and GTE's telephone operating company subsidiaries. These companies are now generally permitted to compete in providing long distance services, except that the regional Bell operating companies are not allowed to provide long distance service within the regions in which they also provide local exchange service, known as "in-region service," until they receive specific approval of the FCC on a state-by-state basis, based on satisfying several conditions, including a checklist of requirements intended to open local telephone markets to competition. To date, Bell companies have been authorized by the FCC to provide in-region service in four states (New York, Texas, Kansas, and Oklahoma), and additional approvals are likely.

    If the FCC permits regional Bell operating companies to provide long distance service in their local service regions before they meet competing local carriers' interconnection needs, they would be able to offer integrated local and long distance services and could have a significant competitive advantage in marketing those services to their existing local clients.

ILEC Pricing Flexibility

    In an Order issued in August 1999, the FCC granted the major local exchange carriers increased pricing flexibility upon demonstration of increased competition (or potential competition) in relevant markets. That process will give ILECs progressively greater flexibility in setting rates as competition develops, gradually replacing regulation with competition as the primary means of setting prices. This ruling will permit the ILECs to charge different rates for the same service in different geographic markets, and in some cases to negotiate customer-specific price terms. This FCC decision is likely to have a significant impact on the interstate access prices charged by the ILECs with which we compete, and hence on our operations, expenses, pricing and revenue. The ILECs' prices for these services will affect us both directly, as a customer buying services from the ILECs for resale to our customers, and indirectly, as a competitor. To date, only BellSouth has obtained FCC permission to exercise pricing flexibility for certain interstate access services under these rules, but additional approvals are likely.

Universal Service Reform

    On May 8, 1997, the FCC issued an order to implement the provisions of the Telecommunications Act relating to the preservation of advancement of universal telephone service. All telecommunications carriers providing interstate telecommunications services, including us, must contribute to the universal service support fund. These contributions became due beginning in 1998 for all providers of interstate telecommunications services. Contributions are assessed based on interstate and international end user telecommunications. Contribution factors vary quarterly and carriers, including us, are billed monthly.

State Regulation

    We will offer intrastate common carrier services and are subject to various state laws and regulations. Most public utility commissions require some form of certification or registration. We must acquire such authority before commencing service. In most states, we are also required to file tariffs or price lists setting forth the terms, conditions and prices for services that are classified as intrastate. We are required to update or amend these tariffs when we adjust our rates or add new products and are subject to various other regulatory requirements, including payment of fees and filing of reports, in these states.

    Many states also require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings and incurrence of significant debt obligations. Some states treat the transfer of only 10% of the voting stock of a regulated company, or its parent company, as a transfer of control that requires prior approval. The need to obtain these approvals may delay, and therefore may affect the terms of, major financing transactions in the future.

    States generally retain the right to sanction a carrier or to revoke certification if a carrier violates relevant laws or regulations. If any state regulatory agency were to conclude that we are or were providing intrastate services without the appropriate authority, the agency could initiate enforcement actions, which could include the imposition of fines, a requirement to disgorge revenues, or the refusal to grant the regulatory authority necessary for the future provision of intrastate communications services.

    We have been granted authority to provide resold and network-based competitive local exchange and/or interexchange services in many states. We have applications for such authority pending in additional states. We cannot be sure that we will receive the authorizations we seek currently or in the future.

Local Government Authorizations

    In some municipalities, we may be required to pay license or franchise fees based on a percentage of gross revenue, as well as post performance bonds or letters of credit. In many markets, the incumbent providers do not pay these franchise fees or pay fees that are substantially less than those that we will be required to pay. To the extent that competitors do not pay the same level of fees as we do, we could be at a competitive disadvantage.

    At present, we have no plans to construct transmission facilities (such as fiber optic lines) in public rights-of-way, but if we do so in the future we may become subject to more extensive local government regulations.

International Regulation

    In some countries where we plan to operate, local laws or regulations limit or require prior government approval for the provision of international telecommunications service in competition with authorized carriers. For example, our provision of services over facilities using our own network or by purchasing minutes from other carriers for resale to our customers may be affected by increased regulatory requirements in a foreign jurisdiction. Also, local laws and regulations differ significantly among the jurisdictions in which we operate or plan to operate, and, within such jurisdictions, the interpretation and enforcement of these laws and regulations can be unpredictable. We cannot be sure that future regulatory, judicial, legislative or political changes will permit us to offer to residents of these countries all or any of its services or will not have a material adverse effect on us. In addition, we cannot be sure that regulators or third parties will not raise material issues regarding our compliance with applicable laws or regulations, or that governmental decisions will not harm our business.

    In addition, the World Trade Organization Agreement, which reflects efforts to eliminate government-owned telecommunications monopolies throughout Asia, Europe and Latin America, may affect us. Although we believe that these deregulation efforts will create opportunities for new entrants in the telecommunications service industry, they also create enhanced opportunities for foreign telecommunications carriers to compete against us.

Employees

    As of January 31, 2001, we had approximately 432 full-time employees, none of whom was represented by a labor union. Our future performance depends, in significant part, upon the continued service of our key technical, sales and senior management personnel. All of our executive officers are subject to employment agreements for specific terms. For additional information on these employment agreements, please see "Directors and Executive Officers of the Registrant." The loss of the services of one or more of our key employees could have a material adverse effect on our business, financial condition and results of operations. To date, we have not experienced any work stoppages, and we consider our relations with our employees to be good.

ITEM 2.  PROPERTIES

    Our headquarters are located in Chicago, Illinois, where we lease office space under an agreement expiring in July 2012. As of January 31, 2001 we lease office space for sales offices in 10 cities in the United States, two in Europe, and space for UTX facilities in thirteen cities in the United States. Our UTX leases expire on various dates between October 2004 and November 2015. We also lease office space in three cities for our other business operations. With these facilities and our other administrative and Network Operation Center facilities, we currently lease over 367,000 square feet globally.

UTX Facility Sites	Sales Office Sites	Other business locations
Atlanta, Georgia	Atlanta, Georgia	Glastonbury, Connecticut
Chicago, Illinois	Boston, Massachusetts	Eugene, Oregon
Dallas, Texas	Costa Mesa, California	Portland, Oregon
Los Angeles, California	Dallas, Texas
Miami, Florida	Denver, Colorado
New York, New York (3 locations)	Miami, Florida
Phoenix, Arizona	New York, New York
Portland, Oregon	Santa Clara, California
San Francisco, California	Seattle, Washington
Santa Clara, California	Washington D.C.
Seattle, Washington	Amsterdam, Netherlands
Vienna, Virginia	London, United Kingdom
Washington D.C.

ITEM 3.  LEGAL PROCEEDINGS

    In February 2000, a complaint was filed in the Superior Court of California, County of Santa Clara, against us and other parties by Point West Ventures, L.P., previously known as Fourteen Hill Capital, L.P. and certain other shareholders in Vaultline Incorporated. The claim arises out of a letter of intent that we entered into in December 1998 relating to our potential acquisition of Vaultline. The letter stated that it was not binding on the parties except with respect to a $250,000 advance to be made by us and certain obligations of Vaultline. The letter contemplated that we would undertake a due diligence investigation of Vaultline. After performing the due diligence, we determined not to complete the transaction and entered into a mutual settlement agreement and release. Subsequently, Vaultline ceased doing business. The claimants contend that the mutual settlement agreement executed by the president of Vaultline was unauthorized. They allege that we, certain of our officers and others conspired to deprive them of their interests in Vaultline. They are seeking damages in excess of $10,000,000. We believe all of our legal obligations were satisfied and intend to vigorously contest any claims asserted against us relating to this matter. On May 4, 2000, the Superior Court granted our petition to compel arbitration and to stay proceedings pending arbitration. On July 17, 2000, the Superior Court granted the petition made by certain of our directors and officers to compel arbitration and to stay proceedings pending arbitration.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The only item submitted for a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000 was the election of three directors at the annual meeting of stockholders held November 9, 2000. The Board of Directors is divided into three classes, each with a three-year term expiring at the annual meeting of stockholders to be held in the year indicated: Class I (2003), Class II (2001) and Class III (2002). The Board of Directors nominated Paolo Guidi, Carolyn Katz and Joseph Schocken to serve as Class I directors. The stockholders elected each nominee to a three-year term, with stockholders representing the indicated number of shares voting in favor of or voting against each nominee: (a) Mr. Guidi, 80,247,330 in favor and 1,066,784 against; (b) Ms. Katz: 80,248,009 in favor and 1,066,105 against; and (c) Mr. Schocken, 80,040,729 in favor and 1,273,385 against. Of the 90,412,841 shares of common stock outstanding and entitled to be voted at the annual meeting, a total of 81,314,114 shares, or 89.94% of the total, were represented at the meeting.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock has been quoted on the Nasdaq National Market under the symbol "UAXS" since our initial public offering on March 17, 2000. The following table sets forth the range of the high and low sale prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated:

	High	Low
Fiscal Year 2000:
Fourth Quarter	$18.00	$5.00
Third Quarter	41.50	10.94
Second Quarter	42.50	12.00
First Quarter (commencing March 17, 2000)	63.00	27.98

    As of December 31, 2000, the number of stockholders of record was 644. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

    We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, to operate and expand our business and do not expect to pay any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data set forth below should be read in conjunction with our financial statements and the notes to our financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included as Item 7 in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 1998, 1999 and 2000, and the consolidated balance sheet data as of December 31, 1999 and 2000 are derived from, and are qualified by reference to, the audited financial statements included as Item 14(a) in this Form 10-K. The consolidated statement of operations data for the period from inception through December 31, 1997, and the consolidated balance sheet data as of December 31, 1997 and 1998 are derived from audited financial statements not included in this Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Inception through December 31,	Years Ended December 31,
	1997	1998	1999	2000
	(In thousands, except per share data)
Statement of operations data:
Total revenues	$77	$1,629	$14,259	$51,122

Operating expenses:
Cost of circuit access	66	1,256	12,021	37,991
Operations and administration (excluding stock Option plan compensation)	180	1,516	13,494	60,037
Operations and administration (stock option plan Compensation)	—	689	8,146	3,127
Depreciation and amortization	—	47	942	5,027

Total operating expenses	246	3,508	34,603	106,182

Operating loss	(169)	(1,879)	(20,344)	(55,060)

Other income (expense):
Interest expense	(1)	(27)	(81)	(510)
Interest income	—	8	739	8,682
Gain (loss) on foreign exchange	—	—	—	29
Other expense	—	(100)	33	322

Total other income (expense)	(1)	(119)	691	8,523

Net loss	(170)	(1,998)	(19,653)	(46,537)
Accretion and dividends on redeemable and nonredeemable cumulative convertible preferred stock	—	(28)	(10,207)	—

Net loss applicable to common stockholders	$(170)	$(2,026)	$(29,860)	$(46,537)

Basic and diluted net loss per share	$(0.01)	$(0.07)	$(0.96)	$(0.60)
Shares used in computing basic and diluted net loss per share	23,799	29,063	31,142	77,830
Pro forma basic and diluted net loss per share		$(0.07)	$(0.50)
Shares used in computing pro forma basic and diluted net loss per share		30,069	56,855
	December 31,
	1997	1998	1999	2000
Balance sheet data:
Cash	$1	$844	$38,024	$56,931
Working capital	(35)	(562)	33,337	80,473
Total assets	100	1,969	64,265	227,022
Total long-term debt, net of current portion	—	149	2,369	1,153
Total stockholders' equity (deficit)	(34)	(1,282)	52,042	177,362

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading "Factors That May Affect Future Results." The following discussion provides information and analysis of our results of operations for the three years ended December 31, 2000, and our liquidity and capital resources. You should read the following discussion in conjunction with our consolidated financial statements and the related notes included elsewhere in this yearly report as well as the reports we file with the Securities and Exchange Commission.

Overview

    We commenced operations on October 2, 1997 for the purpose of facilitating the provisioning, installation and servicing of dedicated communications circuits for service providers who buy network capacity and transport suppliers who sell network capacity. To date, we have derived substantially all of our revenues from providing ongoing, dedicated circuit access. Monthly recurring circuit revenues are generated under client contracts with terms ranging from 12 to 60 months, with an average length of 23 months as of December 31, 2000. Contracts with our clients may be terminated by the client at any time, subject to additional payments. Circuit charges are billed monthly in advance, and circuit revenues are recognized in the month that service is provided. Amounts billed in advance are recorded on the balance sheet as accounts receivable and unearned revenue. At December 31, 2000, unearned revenue was $8.0 million.

    These access revenues include bundled charges for provisioning, network management and maintenance services. UTX billing and revenue recognition policies are the same as those described above for circuit access revenues.

    At December 31, 2000, we had fifteen completed UTX facilities, all of which had been placed into operations. In addition to the fifteen operational UTX facilities, we expect during 2001 to complete construction of sixteen smaller facilities, fourteen in North America and two in Europe, for a total of thirty-one UTX facilities. Construction, equipment and facility leasing costs incurred in connection with the construction of a UTX facility are capitalized until the facility is placed into operations. Once the facility is placed into operations, these costs are amortized over the lesser of the term of the lease, ranging from seven to 15 years, or the estimated useful life of the equipment. At December 31, 2000 we had UTX construction in process of $39.3 million, and had entered into outstanding UTX equipment orders of approximately $15.4 million and minimum lease payments of approximately $54.5 million related to UTX facilities.

    Our clients are communications service providers and transport suppliers, such as Internet service providers, competitive access providers, incumbent telecommunication service providers and other application and network service providers. Our largest client represented approximately 38% of total revenues for the year ended December 31, 1999. Our four largest clients represented approximately 61% of total revenues for the year ended December 31, 2000.

    To date, cost of revenues has primarily consisted of amounts paid to transport suppliers for circuits. We have negotiated volume discounts and network route-specific discounts under contracts with many of our suppliers. These contracts generally have terms ranging from three to ten years and include minimum monthly purchase commitments that begin anywhere from six to twelve months after we enter into the contract. At December 31, 2000, these minimum purchase commitments totaled approximately $3.2 million per month. However, actual purchases under these contracts, which totaled approximately $3.5 million for the month ended December 31, 2000, have exceeded these minimum purchase commitments. In addition, as of December 31, 2000 we were currently party to contracts that will impose additional minimum purchase commitments that we anticipate will total approximately $4.0 million per month by December 2001.

    Operations and administration expense consists of salaries and employee benefits, costs associated with the development, expansion and maintenance of our Universal Information Exchange ("UIX") databases, and costs associated with sales, marketing, operations, administration and facilities.

    In each year since our inception, we have incurred operating losses and net losses, and have experienced negative cash flows from operations. At December 31, 2000, we had an accumulated deficit of $68.4 million.

	Years Ended December 31,
	1998	1999	2000
	(in thousands, except per share data)
Net loss	$(1,998)	$(19,653)	$(46,537)
Dividends on redeemable and nonredeemable cumulative Convertible preferred stock	(28)	(10,207)	—

Net loss applicable to common stockholders	$(2,026)	$(29,860)	$(46,537)

Basic and diluted net loss per share	$(0.07)	$(0.96)	$(0.60)
Basic and diluted net loss per share (excluding non-cash stock option compensation expense)	$(0.07)	$(0.50)	$(0.56)
Shares used in computing net loss per share	29,063	31,142	77,830

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues

    Revenues increased from $14.3 million for the year ended December 31, 1999 to $51.1 million for the year ended December 31, 2000. Substantially all of our revenues consisted of circuit revenues in each of these years. Our UTX facilities enable us to provision circuits more efficiently and therefore directly contribute to increases in circuit revenues. The increase in revenues was attributable to an increase in the volume of circuits sold, some of which were higher capacity and, therefore, generated greater revenues per circuit. In addition, there was an increase in the number of clients and additional sales to existing clients.

Cost of Circuit Access

    Cost of circuit access increased from $12.0 million for the year ended December 31, 1999 to $38.0 million for the year ended December 31, 2000. As a percentage of total revenues, cost of circuit access decreased from 84% for the year ended December 31, 1999 to 74% for the year ended December 31, 2000. The increase in cost of circuit access in absolute dollars was primarily attributable to an increase in the volume of circuits sold to both an increased number of clients and additional sales to existing clients. The decrease in cost of circuit access as a percentage of total revenues was primarily attributable to volume-pricing efficiencies created by the UIX and reflects the successful scaling of our model and the growing efficiencies in our business.

Operations and Administration (Excluding Stock Option Plan Compensation)

    Operations and administration expenses increased from $13.5 million for the year ended December 31, 1999 to $60.0 million for the year ended December 31, 2000. This increase was primarily attributable to significant increases in personnel, continued expansion of our UIX databases and the build-out of our corporate infrastructure, including facilities, sales and marketing.

    The number of employees increased from 135 at December 31, 1999 to 430 at December 31, 2000, which resulted in a significant increase in salaries and benefits expense during 2000. As a result of these significant headcount additions, we used external placement agencies to assist with our internal recruiting efforts, increasing placement fees by $2.7 million to a total of $3.2 million during 2000. We have projected 2001 headcount to grow to 550 employees by December 31, 2001, with the majority of additions to be hired through our internal recruiting efforts; thereby, significantly decreasing placement fees incurred during 2001. Additionally, during 2001 we expect revenue growth to continue to outpace overhead growth and anticipate average SG&A expense to be $14,000 per employee per month for the year ended December 31, 2001.

    The cost of UIX development personnel as well as non-capitalized development costs associated with the UIX increased $1.3 million for the year ended December 31, 2000 as compared to December 31, 1999. Facilities costs, including rent and utilities for corporate offices and sales offices increased $8.0 million for the year ended December 31, 2000 as compared to December 31, 1999. We recorded an impairment charge of $557,000 related to the write-down of certain assets, including goodwill and fixed assets, from our division, Pacific Crest Networks (PCN). Sales and marketing costs, primarily for tradeshows, advertising and promotions, increased $3.1 million for the year ended December 31, 2000.

    During 2000, we began operations in London and Amsterdam to increase our presence in Europe, incurring a loss from these start-up operations of $2.1 million in the current year. We expect losses from our European operations to increase in the future, as we increase working capital requirements and build-out our UTX facilities.

    We expect total operations and administration expenses to continue to increase in absolute dollars as we continue to increase personnel, expand the UIX databases and build-out corporate infrastructure. Ultimately, we expect operations and administration expense to significantly decrease as a percentage of revenues as we fully leverage our operating systems, our UIX databases and our infrastructure.

Operations and Administration (Stock Option Plan Compensation)

    During fiscal year 1999 and the first quarter of 2000, we granted stock options to employees and non-employees with per share exercise prices deemed to be below the fair market value of our common stock at the dates of grant. These stock option issuances have resulted in stock option plan compensation charges, which are initially deferred and subsequently amortized over the vesting period of the related options.

    Stock option compensation expense totaled $8.1 million for the year ended December 31, 1999 and $3.1 million for the year ended December 31, 2000. The substantial decrease in stock option plan compensation charges between periods is attributable to loans issued to three officers of the Company in connection with the exercise of stock options. This event resulted in a one-time stock option compensation charge of $4.6 million in the year ended December 31, 1999.

    There were 10,465,750 and 14,522,412 stock options outstanding at December 31, 1999 and 2000, respectively. We expect to recognize additional stock option plan compensation charges of approximately $16.8 million over the next four years, which includes $2.7 million of compensation charges related to a restricted stock award made in the first quarter of 2001 to certain executives and key employees.

Depreciation and Amortization

    Depreciation expense includes depreciation of furniture, fixtures and equipment at our office facilities and of equipment at our UTX facilities. Depreciation expense increased by $4.2 million in the year ended December 31, 2000, compared with the prior year, as a result of six additional UTX facilities placed into operations during the fourth quarter of 2000 as well as additional equipment purchases for existing UTX facilities. We expect depreciation expense to increase substantially in the future as we continue to place our UTX facilities into service and purchase additional equipment for existing UTX facilities.

    Amortization expense, which increased $807,000 during the year ended December 31, 2000, as compared to prior year, relates to intangible assets acquired in connection with the purchases of Pacific Crest Networks, Inc., Stuff Software, Inc. and Tri-Quad Enterprises, Inc. in July 1999, November 1999 and July 2000, respectively.

Other Income (Expense)

    Other income totaled $691,000 and $8.5 million for the years ended December 31, 1999 and December 31, 2000. The increase in other income was attributable to our investment of substantially all of the proceeds from our public stock offering, in cash equivalents with original maturities of less than three months and marketable securities with original maturities of three to six months. Interest income for the year ended December 31, 2000 was partially offset by interest expense on notes payable and capital lease obligations.

Income Taxes

    From our inception through September 27, 1998, we elected to be treated as a subchapter S-corporation for income tax purposes. On September 27, 1998, we converted to a C-corporation. At December 31, 2000, we had approximately $60,284,000 of federal and state net operating loss carryforwards. These carryforwards may be available to offset future taxable income. Our federal and state net operating loss carryforwards expire at various dates beginning in 2018. Due to the uncertainty that we will generate future earnings sufficient to enable us to realize the benefit of these net operating loss carryforwards, we have recorded a valuation allowance for the full amount of our deferred tax asset. As a result, no income tax benefit has been recorded in our statement of operations. We assess the realizability of our deferred tax asset on an ongoing basis and adjust the valuation allowance based on this assessment. Additionally, Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the use of net operating loss carryforwards if there is a change in ownership, as defined, within any three year period. The utilization of certain net operating loss carryforwards may be limited due to our capital stock transactions.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1999

Revenues

    Revenues increased from $1.6 million for the year ended December 31, 1998 to $14.3 million for the year ended December 31, 1999. Substantially all of our revenues consisted of circuit revenues in each of these years. The increase in revenues was attributable to an increase in the volume of circuits sold, some of which were higher capacity and, therefore, generated greater revenues per circuit. In addition, there was an increase in the number of clients and additional sales to existing clients.

Cost of Circuit Access

    Cost of circuit access increased from $1.3 million for the year ended December 31, 1998 to $12.0 million for the year ended December 31, 1999. As a percentage of revenues, cost of circuit access increased from 77% for the year ended December 31, 1998 to 84% for the year ended December 31,

1999. The increase in cost of circuit access in absolute dollars was primarily attributable to an increase in the volume of circuits sold, some of which were higher capacity and, therefore, generated greater cost per circuit. In addition, there was an increase in the number of clients and additional sales to existing clients. The increase in cost of circuit access as a percentage of revenues was in part attributable to the fact that we deliberately reduced our margins on certain high capacity circuits in an effort to attract large clients, and in part attributable to $350,000 of circuit charges incurred for circuits that were not immediately resold to clients.

Operations and Administration (Excluding Stock Option Plan Compensation)

    Operations and administration expenses increased from $1.5 million for the year ended December 31, 1998 to $13.5 million for the year ended December 31, 1999. The increase in operations and administration expenses was primarily attributable to an increase in personnel and continued expansion of our sales and marketing efforts. During the year ended December 31, 1999, we opened sales offices in Vienna, Virginia and San Jose, California. The number of our employees increased from 11 at December 31, 1998 to 135 at December 31, 1999. In addition, we incurred bad debt expense of $42,000 for the year ended December 31, 1998 and $867,000 for the year ended December 31, 1999. Approximately one-half of the increase in bad debt expense related to one substantial client account, which represented over four months of billings. We have revised our credit and collection procedures so that service is now discontinued within two months of non-payment. The remainder of the increase in bad debt expense was related to several smaller doubtful accounts. Finally, we sold Series D Preferred Stock to certain professional service providers during 1999 for $992,000 less than the deemed fair market value of the stock at the date of sale.

Operations and Administration (Stock Option Plan Compensation)

    During 1998, we recorded a total of $2.0 million and during the year ended December 31, 1999, we recorded a total of $14.1 million in deferred stock option plan compensation as a result of granting options to employees and non-employees with per share exercise prices deemed to be below the fair market value of our common stock at the date of grant. Deferred stock option plan compensation is amortized over the vesting period of the related options. Amortization expense totaled $3.5 million for the year ended December 31, 1999. We expect to recognize additional deferred stock option plan compensation expense of approximately $11.9 million over the next four years, based upon options outstanding at December 31, 1999.

    In addition, during the year ended December 31, 1999 we recorded $4.6 million of stock option plan compensation expense, related to loans issued to three officers of the Company, in connection with exercise of stock options.

Depreciation

    Depreciation expense includes depreciation of furniture, fixtures and equipment at our office facilities and of equipment at our UTX facilities. We expect depreciation expense to increase substantially in the future as we continue to place our UTX facilities into service.

Interest Expense and Interest Income

    Interest expense increased from $27,000 for the year ended December 31, 1998 to $81,000 for the year ended December 31, 1999. The increase was attributable to additional borrowings under a term loan and line of credit facility used for general working capital requirements and to fund capital expenditures.

    Interest income increased from $8,000 for the year ended December 31, 1998 to $739,000 for the year ended December 31, 1999. The increase was attributable to investing a portion of the proceeds from our Series A, Series B, Series C, Series D and Series E preferred stock offerings in short-term money market instruments.

Income Taxes

    From our inception through September 27, 1998, we elected to be treated as a subchapter S-corporation for income tax purposes. On September 27, 1998, we converted to a C-corporation. At December 31, 1999, we had approximately $10,091,000 of federal and state net operating loss carryforwards. These carryforwards may be available to offset future taxable income. Our federal and state net operating loss carryforwards expire at various dates beginning in 2018. Due to the uncertainty that we will generate future earnings sufficient to enable us to realize the benefit of these net operating loss carryforwards, we have recorded a valuation allowance for the full amount of our deferred tax asset. As a result, no income tax benefit has been recorded in our statement of operations. We assess the realizability of our deferred tax asset on an ongoing basis and adjust the valuation allowance based on this assessment. Additionally, Section 382 of the Internal Revenue Code of 1986, as amended imposes annual limitations on the use of net operating loss carryforwards if there is a change in ownership, as defined, within any three year period. The utilization of certain net operating loss carryforwards may be limited due to our capital stock transactions.

Liquidity and Capital Resources

    On March 17, 2000 we completed an initial public offering of our common stock that resulted in the issuance of 12,650,000 shares of common stock at an offering price of $14.00 per share. Net proceeds related to this offering totaled $161.9 million. Until the time of our initial public offering, we had financed our operations primarily through private placements as well as through borrowings from stockholders and financial institutions. Since inception through December 31, 1999, we raised $63.4 million in capital through private placements of common and convertible preferred stock and common and preferred stock warrants. Our principal uses of cash are to fund operating losses, working capital requirements and capital expenditures. At December 31, 2000, we had $56.9 million in cash and cash equivalents and $50.4 million in short-term investments with original maturities between three and six months.

    On January 1, 2001, the Company added 4,542,817 shares to its 1999 Stock Plan. In accordance with the Plan, the maximum aggregate number of shares of the Company's common stock that may be optioned and sold is 10,000,000 shares, plus an annual increase to be added on the first day of the Company's fiscal year beginning in 2001 equal to the lesser of (i) 10,000,000 shares, (ii) 5% of the outstanding shares of common stock on such date, or (iii) a lesser amount determined by the Board.

    On January 1, 2001, the Company added 1,817,127 shares to its 1999 Employee Stock Purchase Plan. In accordance with the Plan, the maximum number of shares of the Company's common stock which shall be made available for sale shall be 500,000 shares plus an annual increase to be added on the first day of the Company's fiscal year beginning in 2001 equal to the lesser of (i) 3,000,000 shares, (ii) 2% of the outstanding shares of common stock on such date, or (iii) a lesser amount as determined by the Board.

    In March 2000, we entered into a lease commitment for office space located in Chicago, Illinois which serves as our new corporate headquarters. This commitment will result in lease payments of $4.7 million during fiscal 2001 and $67.2 million of future minimum lease payments through July 2012.

    In March 1999, we entered into a credit agreement with a bank under which we may request the bank to issue letters of credit or we may borrow up to a total of $4.0 million. The agreement provides that outstanding borrowings bear interest at the bank's prime rate. This agreement expired in April 2000 and we do not intend to renew this line of credit. The collateral cash balance in the amount of our outstanding letters of credit at December 31, 2000 was $546,000 and will expire April 1, 2001.

    In December 1999, we entered into a credit agreement with a bank and borrowed $3.3 million. Outstanding borrowings bear interest at approximately 15% and are secured by specifically identified assets. The agreement expires in November 2002 and requires that we maintain an unrestricted cash balance of at least $15.0 million. As of December 31, 2000, the outstanding balance of this loan was $2.2 million.

    In June 2000, we entered into a credit agreement with a bank under which we may request the bank to issue letters of credit or we may borrow up to a total of $18.0 million. The agreement expires in June 2001 and supercedes the credit agreement entered into in September 1999. The agreement consists of Part A and Part B. Under Part A of the agreement we may request the bank to issue letters of credit or we may borrow up to a total of $12.0 million. Part A requires that we maintain a cash balance in a custodial account in an amount equal to the amount of borrowings and letters of credit outstanding up to $12.0 million. Letters of credit totaling $10.6 million were outstanding under Part A of the agreement as of December 31, 2000 and a $10.8 million cash balance was in a custodial account as of December 31, 2000.

    Under Part B of the agreement we may request the bank to issue letters of credit or we may borrow up to a total of $6.0 million. Outstanding borrowings under the agreement bear interest at the bank's prime rate and are secured by substantially all of our assets. Part B of the agreement requires that we maintain specified covenants. We were in compliance with all covenants at December 31, 2000. Letters of credit totaling $2.2 million were outstanding under Part B of the agreement as of December 31, 2000.

    Net cash used in operating activities increased from $6.9 million for the year ended December 31, 1999 to $36.7 million for the year ended December 31, 2000. The increase in net cash used was primarily due to increased net losses.

    In December 2000, we purchased $21.2 million of equipment for deployment in our UTX facilities. This purchase was recorded within accounts payable at year-end. We are currently in the process of obtaining financing for this equipment and anticipate having this financing arranged by the end of the first quarter of 2001.

    Net cash used in investing activities increased from $19.6 million for the year ended December 31, 1999 to $97.4 million for the year ended December 31, 2000. The increase in net cash used in investing activities relates to the purchases of property and equipment, primarily for the construction of our UTX facilities, and the purchase of Tri-Quad and short-term investments. We expect to substantially increase our investments in facilities and equipment over the next year as we increase our number of UTX facilities.

    At December 31, 2000 we had fifteen completed UTX facilities, all of which had been placed into operations. In addition to these facilities we intend to complete construction of sixteen additional facilities during 2001, for a total of thirty-one UTX facilities.

    In 2001 we plan to spend approximately $40.0 million to complete construction of sixteen smaller UTX facilities (fourteen in North America and two in Europe), support the continued enhancement of our UIX, upgrade UTX facilities for additional service demands, and continue build-out of sales and administrative offices. The smaller UTX facilities can range in size from 500 square feet to 2,000 square feet and are less capital intensive than the facilities that are currently operational. We will use part of the proceeds from our initial public stock offering, which occurred on March 17, 2000, for these capital expenditures, and do not anticipate needing additional outside funding in order to complete these projects.

    Net cash provided by financing activities increased from $63.7 million for the year ended December 31, 1999 to $152.9 million for the year ended December 31, 2000. The increase was primarily due to the receipt of net proceeds of $161.9 million from the public issuance of our common stock on March 17, 2000. We have invested these proceeds primarily in cash equivalents, with original maturities of less than three months, and marketable securities, with original maturities of between three and six months. We intend to continue investing surplus cash in similar securities; however, we may invest in marketable securities with maturities of up to eighteen months.

    Our future capital requirements will depend on a number of factors, including market acceptance of our services, the resources we devote to developing, selling and marketing our services and the rate at which we expand our UTX facilities. In addition, we plan to continue to evaluate possible investments in complementary businesses, products and technologies. Although we believe that the net proceeds from our initial public offering in March 2000, together with existing cash balances, will be sufficient to fund our operations at least until we become self-funding through operations, we may require additional financing within this time frame. Additional funding may not be available on terms acceptable to us, or at all.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    In addition to the factors discussed elsewhere in this Form 10-K and the Company's other reports filed with the SEC, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

We have incurred substantial losses since our inception, and if we fail to increase our revenues, we will be unable to achieve and maintain profitability.

    We have incurred significant losses since inception and expect to continue to incur losses in the future. As of December 31, 2000, we had an accumulated deficit of $68.4 million. Although our revenues have grown from $14.3 million in the year ended December 31, 1999 to $51.1 million in the year ended December 31, 2000, we cannot be certain that our revenues will continue to grow, or that we will achieve sufficient revenues to achieve profitability. We expect to continue to incur significant and increasing expenses in order to:

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

    For example, from time to time we enter into long-term agreements with communications transport suppliers for the supply and installation of communications network capacity. These agreements generally provide for monthly minimum revenue commitments from us, which we must negotiate based on forecasts of our future network capacity requirements. As of December 31, 2000, we were party to contracts that will impose minimum purchase commitments that we anticipate will total approximately $4.0 million per month by December 2001. If we fail to forecast our network capacity requirements accurately or fail to accurately forecast other aspects of our business, it will be difficult for us to become profitable.

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

    To date, we have derived substantially all of our revenues from providing on-going circuit access, and we have only limited experience providing our UTX services. At December 31, 2000, we had operational UTX facilities in Atlanta, Chicago, Dallas, Los Angeles, Miami, New York City (3 locations), Phoenix, Portland, San Francisco, Santa Clara, Seattle, Washington D.C., and Vienna, Virginia.

    However, clients may terminate their UTX contracts at any time, and our ability to generate revenues will suffer if we fail to maintain our existing clients and to attract new clients for our UTX services.

    One of our key strategies is to expand our business by opening additional UTX facilities in geographically diverse locations. In addition to our fifteen operational UTX facilities, we expect to construct sixteen additional smaller UTX facilities in the United States during 2001, for a total of 31 completed UTX sites. Construction of UTX facilities is expensive and time-consuming and will cause a significant strain on the capital resources and operation of our business. If we are unable to generate sufficient cash flows or raise sufficient funds, we may have to delay or abandon some or all of our development and expansion plans. A delay in the expansion of our UTX facilities may make it more difficult for us to respond to competitive pressures and establish our presence in the market.

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

If we cannot successfully aggregate circuits, this could limit our ability to increase our margins.

    We plan to actively manage circuits through our UTX facilities to deliver circuits to customers more quickly and to increase margins. We plan to achieve this by physically aggregating circuits on the same route. In order to physically aggregate circuits, we plan to deploy optical switches that would allow circuits to be optically switched between networks. However, we have not tested optical switches in our UTX facilities, and we cannot be sure that this equipment will function as expected. We may also face delays in installing optical switches. In addition, we cannot be sure that there will be enough circuits on routes between existing UTX facilities to allow us to cost-effectively aggregate these circuits. If we cannot successfully deploy optical switches or physically aggregate circuits, this could limit our ability to increase our margins.

If we cannot successfully operate our network operations center, we will be unable to provide monitoring, maintenance and restoration services to our clients.

    One of our primary business objectives is to provide our clients with network monitoring, maintenance and restoration services 24 hours a day, seven days a week through a network operations center. We recently began operating a network operations facility, however, we have only limited experience implementing services of this type. As a consequence, we cannot be sure that our efforts to provide these services will be successful. Our ability to implement this strategy will depend on many factors, including our ability to train, manage and retain employees.

    If we fail to successfully operate a network operations center, we may not be able to monitor network operations effectively or troubleshoot circuits in a cost-effective manner, which would cause us to lose clients and make it difficult for us to attract new clients.

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

    The market for the services we provide is highly fragmented. In addition, the market in which we operate is new, rapidly evolving and highly competitive. We believe that at this time no single competitor competes directly with us with respect to all of the services we offer; however, we currently or potentially compete with a variety of companies, including some of our transport suppliers, with respect to our products and services individually, including:

  •
  national and local carriers, such as AT&T, Broadwing, Qwest, Sprint, WorldCom and Williams Communications;

  •
  companies that provide collocation facilities, such as AboveNet Communications (MFN), AT&T, Colo.com, Equinix, Exodus Communications, Global Center, and Layer One

  •
  companies that engage in "bandwidth trading", resale, and arbitrage of circuit connectivity such as Arbinet, Bandwidth.com, Enron, and RateExchange;

  •
  competitive access providers, such as AT&T, ELI, ICG Communications, WorldCom, XO Communications, FiberNet, Pathnet, and Telseon; and

  •
  incumbent local exchange carriers, such as Verizon, BellSouth and SBC Communications.

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

    It typically takes 30 to 90 days to supply a circuit for a client, and we do not begin to recognize revenue until a circuit has been installed and accepted by the client. Once we agree to facilitate the supply of a circuit for a client, we negotiate with one or more transport suppliers and manage the personnel and field technicians of multiple vendors. A client can withdraw its order with minimal liability at any time before accepting the circuit. We may experience difficulties in facilitating the supply of circuits if our transport suppliers run out of capacity, forcing us to look for alternative sources of capacity on short notice. If we are unable to facilitate the supply of a circuit in a timely manner or fail to obtain client acceptance of the circuit, we will be unable to recognize access revenues for that circuit, and our operating results would be adversely affected. Furthermore, since our clients may cancel orders at any time before accepting the circuit, we may find it difficult to forecast revenue and plan our expenses accordingly.

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

  •
  power loss;

  •
  telecommunications failures; or

  •
  sabotage or vandalism.

    We may be subject to legal claims and be liable for losses suffered by our clients for disruptions to circuits or damage to client equipment resulting from failures at our facilities or on the networks of third party providers. In addition, we may be subject to legal claims and be liable for losses suffered by clients and carriers who use our UTX facilities. Our contracts with our clients and with carriers who use our UTX facilities attempt to eliminate our liability for consequential or punitive damages and for damage to client equipment not caused by our gross negligence or willful acts. However, those provisions may not protect us from being held liable for those damages. We generally provide outage credits to our clients if circuit disruptions occur. If our circuit failure rate is high, we may incur significant expenses related to circuit outage credits, which would reduce our revenues. We would also incur significant expenses in investigating and addressing the causes of such circuit failures, which would divert resources from the expansion of our services and cause our business to suffer. Clients may seek to terminate their contracts with us if there is a circuit failure. In addition, if our circuit failure rate is high, our reputation could be harmed, which would make it difficult for us to retain and attract clients.

We depend on several large clients, and the loss of one or more of these clients, or a significant decrease in total revenues from any of these clients, could significantly reduce our revenue and income.

    Historically, a substantial portion of our revenues has come from a limited number of clients. For example, for the year ended December 31, 1999, our largest client accounted for approximately 38% of our total revenues, and for the year ended December 31, 2000, our four largest clients accounted for approximately 61% of our total revenues. We have a number of significant revenue contracts with these customers. These contracts expire on various dates between November 2000 and March 2005. If we lose one or more large clients, or if one or more of our large clients reduces the services they purchase from us and we fail to add new clients, our revenues could decline and our results of operations would suffer.

Our clients may fail to pay or be unable to pay their obligations to us in a timely manner or at all.

    Some of our clients may have limited operating histories and may have inadequate financial resources to meet all of their obligations. We recorded a substantial bad debt expense during the year ended December 31, 1999 primarily in connection with the failure by one of our clients to pay its bills. Although we continue to improve our credit approval process, if other clients are unable to meet their obligations to us, we may incur additional bad debt expenses, which could harm our cash flows and results of operations.

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

    We have been required to obtain authorization from the FCC and many state public utilities commissions to offer particular types of telecommunications services. Pursuant to these authorizations, we have to comply with a variety of regulatory obligations on an ongoing basis. We cannot assure you that the FCC or state commissions will grant us required authority (or do so in a timely manner), or refrain from taking action against us if we are found to have violated any requirements of their rules. If authority is not obtained or if our schedules of prices, terms, and conditions are not filled, or are not updated, or otherwise do not fully comply with the rules of the FCC or state regulatory agencies, third parties or regulators could challenge our ability to offer our services. Such challenges could cause us to incur substantial legal and administrative expenses.

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

    Although we believe our existing cash balances will be sufficient to fund our business until we become self-funding through operations, our ability to meet our planned growth may require substantial cash resources. We expect that the anticipated expansion of our UTX facilities, construction of sixteen additional facilities in the year 2001 (at an estimated average cost of $500,000 to $2.0 million per facility), and our anticipated funding of negative cash flow from operating activities, will require substantial capital. In addition, part of our expansion strategy includes acquiring complementary businesses and technology, which may require us to raise additional funds. We do not expect to generate significant cash flow from operations in the near term. Accordingly, our ability to meet our additional future capital needs will depend upon our ability to renegotiate, extend or replace our credit facilities, obtain supplemental financing or raise additional capital. Additional debt financing may limit our financial and operating flexibility. We may not be able to renegotiate or replace our credit and equipment lease facilities on a timely basis, on acceptable terms or at all. Additional equity financing may not be available or may be dilutive to existing stockholders. If we are unable to obtain future financing when needed or on acceptable terms we may have to delay or abandon our development and expansion plans, which could materially adversely affect our growth and ability to compete.

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

    Our ability to successfully offer our services and implement our business plan in a rapidly evolving market requires effective planning and management. We continue to increase the scope of our operations and have substantially increased the number of our employees. At December 31, 1997, we had five employees while at December 31, 2000, we had approximately 430 full-time employees. In addition, we plan to continue to hire a significant number of employees. This growth has placed, and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force. Furthermore, we expect that we will be required to manage multiple relationships with various clients, suppliers and other third parties. We cannot be sure that we will be able to manage our expansion effectively.

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

    We have no patented technology that would preclude or inhibit competitors from entering our market. We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our intellectual property. We have applied for registration of certain of our service marks in the United States and in other countries, and have obtained a registration for one of our service marks in Switzerland. Even if additional registrations are granted, we may be limited in the scope of services for which we may exclusively use our service marks. We enter into confidentiality agreements with our employees, consultants and partners, and we control access to, and distribution of, our proprietary information. Our intellectual property may be misappropriated or a third party may independently develop similar intellectual property. Moreover, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Unauthorized use of any of our proprietary information could expose us to competition, which would harm our ability to attract new and existing clients and generate revenues.

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

    Our current stockholders hold a substantial number of shares of our common stock, substantially all of which they are able to sell in the public market. Sales of a substantial number of shares of our common stock or market expectations that these sales may occur could cause our stock price to fall. In addition, the sale of these shares could impair our ability to raise necessary capital to issue additional common stock.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2000, all of our investments were in cash equivalents and short-term investments, except for a $2.0 million long-term minority investment.

    We have operated primarily in the United States and all sales to date have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

Interest Rate Sensitivity

    We maintain our cash equivalents and short-term investments primarily in a portfolio comprised of commercial paper, money market funds, and investment grade debt securities. As of December 31, 2000, all of our investments had maturities of less than six months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Exchange Rate Sensitivity

    We currently operate primarily in the United States, and substantially all of our revenues and expenses to date have been in U.S. dollars. Accordingly, we have had no material exposure to foreign currency rate fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data required with respect to this Item 8 are listed in Item 14(a)(1) and (a)(2) and filed as part of this Form 10-K on the pages indicated.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Items 10, 11, 12 and 13 of Part III of this annual report on Form 10-K is incorporated by reference from and will be contained in the Company's definitive proxy statement for its annual meeting of stockholders to be filed with the commission by April 30, 2001.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS

UNIVERSAL ACCESS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

    All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

(b) REPORTS ON FORM 8-K

    None filed in 4th quarter.

(c) EXHIBITS

Report of Independent Accountants

To the Board of Directors and
  Stockholders of Universal Access, Inc.

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Universal Access Inc. and its subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
January 26, 2001

UNIVERSAL ACCESS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

	December 31,
	1999	2000
ASSETS
Current assets:
Cash and cash equivalents	$38,024	$56,931
Short-term investments	—	50,425
Accounts receivable, net	2,996	15,404
Prepaid expenses and other current assets	1,900	5,911

Total current assets	42,920	128,671
Restricted cash	—	10,751
Property and equipment, net	18,888	78,675
Intangible assets, net	2,457	6,925
Long-term investments	—	2,000

Total assets	$64,265	$227,022

LIABILITIES, REDEEMABLE CUMULATIVE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,673	$28,140
Regulatory taxes payable	1,067	2,555
Accrued compensation	641	1,636
Accrued expenses and other current liabilities	860	6,663
Unearned revenue	2,113	7,971
Notes payable and current portion of term loans	1,019	1,092
Current obligations under capital leases	210	141

Total current liabilities	9,583	48,198
Notes payable and term loans	2,246	1,153
Obligations under capital leases, net of current portion	123	—
Security deposits payable	271	309

Total liabilities	12,223	49,660
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred Stock:
Series A Cumulative Convertible, $.01 par value; 1,000,000 shares authorized; 772,331 shares issued and outstanding plus accrued dividends of $196 (liquidation value of $2,208)	2,208	—
Series A warrants	83	—
Series B Cumulative Convertible, $.01 par value; 2,400,000 shares authorized; 2,233,335 shares issued and outstanding plus accrued dividends of $298 (liquidation value of $5,531)	5,531	—
Series B warrants	500	—
Series C Convertible, $.01 par value; 667,000 shares authorized; 666,667 shares issued and outstanding (liquidation value of $1,941)	1,941	—
Series D Cumulative Convertible, $.01 par value; 7,058,823 shares authorized; 6,042,697 shares issued and outstanding plus accrued dividends of $663 (liquidation value of $26,220)	27,102	—
Series E Cumulative Convertible, $.01 par value, 1,597,386 shares authorized; 1,557,385 shares issued and outstanding plus accrued dividends of $50 (liquidation value of $27,954)	27,954	—
Series E warrants	136	—
Common stock, $.01 par value; 300,000,000 shares authorized; 31,975,000 and 90,856,330 shares issued and outstanding	320	909
Common stock warrants	13	629
Additional paid-in-capital	22,930	252,736
Deferred stock option plan compensation	(11,909)	(6,735)
Accumulated deficit	(23,039)	(68,387)
Accumulated other comprehensive income	—	23
Notes receivable—employees	(1,728)	(1,813)

Total stockholders' equity	52,042	177,362

Total liabilities, redeemable cumulative convertible preferred stock and stockholders' equity	$64,265	$227,022

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ACCESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

	For the Year Ended December 31,
	1998	1999	2000
Revenues	$1,629	$14,259	$51,122

Operating expenses:
Cost of circuit access	1,256	12,021	37,991
Operations and administration (excluding stock option plan compensation)	1,516	13,494	60,037
Operations and administration (stock option plan compensation)	689	8,146	3,127
Depreciation and amortization	47	942	5,027

Total operating expenses	3,508	34,603	106,182

Operating loss	(1,879)	(20,344)	(55,060)

Other (expense) income:
Interest expense	(27)	(81)	(510)
Interest income	8	739	8,682
Other	(100)	33	351

Total other (expense) income	(119)	691	8,523

Net loss	(1,998)	(19,653)	(46,537)
Accretion and dividends on redeemable and nonredeemable cumulative convertible preferred stock	(28)	(10,207)	—

Net loss applicable to common stockholders	$(2,026)	(29,860)	(46,537)

Basic and diluted net loss per share	$(0.07)	$(0.96)	$(0.60)
Shares used in computing basic and diluted net loss per share	29,063	31,142	77,830

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ACCESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	1998	1999	2000
Cash flows from operating activities:
Net loss	$(1,998)	$(19,653)	$(46,537)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	47	942	5,027
Impairment of assets	—	—	557
Stock option plan compensation	689	8,146	3,127
Stock issued for services	—	992	—
Provision for doubtful accounts	42	867	240
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(655)	(3,096)	(12,075)
Prepaid expenses and other current assets	(46)	(1,392)	(4,052)
Accounts payable	521	2,314	2,852
Accrued expenses and other current liabilities	73	2,318	8,345
Unearned revenue	381	1,669	5,858

Net cash used for operating activities	(946)	(6,893)	(36,658)

Cash flows from investing activities:
UTX capital expenditures	(85)	(11,752)	(26,182)
Non-UTX capital expenditures	(180)	(5,990)	(15,623)
Purchase of businesses	—	(1,837)	(3,150)
Purchase of short-term investments, net	—	—	(50,425)
Purchase of long-term investments, net	—	—	(2,000)

Net cash used for investing activities	(265)	(19,579)	(97,380)

Cash flows from financing activities:
Net borrowings on line of credit	—	(150)	—
Proceeds from term loans	199	3,394	—
Payments on notes payable and term loans	—	(481)	(1,019)
Payments on capital lease obligations	—	(84)	(69)
Disbursements under note receivable—employee	—	(200)	—
Restriction on cash balance	(149)	149	—
Proceeds from unissued Series A Preferred Stock	1,004	—	—
Proceeds from issuance of Series A Preferred Stock	875	122	—
Proceeds from issuance of Series B Preferred Stock	—	4,565	—
Proceeds from issuance of Series C Preferred Stock	—	1,941	—
Proceeds from issuance of Series D Preferred Stock	—	25,097	—
Proceeds from issuance of Series E Preferred Stock	—	27,904	—
Proceeds from issuance of common stock	89	—	161,942
Proceeds from exercise of Series A Preferred Stock warrants	36	47	232
Proceeds from exercise of Series B Preferred Stock warrants	—	1,197	—
Proceeds from exercise of common stock warrants	—	13	205
Proceeds from exercise of Series B Preferred Stock warrants	—	2	—
Proceeds from exercise of Series E Preferred Stock warrants	—	136	—
Restricted cash balance	—	—	(10,751)
Proceeds from Employee Stock Purchase Plan	—	—	1,155
Proceeds from exercise of common stock options	—	—	1,227

Net cash provided by financing activities	2,054	63,652	152,922

Effect of exchange rate changes on cash	—	—	23
Net increase in cash and cash equivalents	843	37,180	18,907
Cash and cash equivalents, beginning of period	1	844	38,024

Cash and cash equivalents, end of period	$844	$38,024	$56,931

    The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ACCESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

(In thousands, except share data)

	Preferred Stock			Common Stock
			Preferred Stock Warrants			Common Stock Warrants	Additional Paid-In Capital	Deferred Stock Option Plan Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Notes Receivable Employees
	Shares	Amount		Shares	Amount							Total
Balance at December 31, 1997	—	—	—	23,799,000	136	—	—	—	(170)	$—	—	(34)
Issuance of common stock			—	6,201,000	89	—	—	—	—	—	—	89
Exercise of stock options	—	—	—	300,000	—	—	—	—	—	—	—	—
Deferred stock option plan compensation	—	—	—	—	—	—	1,991	(1,991)	—	—	—	—
Stock option plan compensation	—	—	—	—	—	—	—	689	—	—	—	689
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(1,998)	—	—	(1,998)
Accretion and dividends on Redeemable Series A Preferred Stock	—	—	—	—	—	—	—	—	(28)	—	—	(28)

Balance at December 31, 1998	—	—	—	30,300,000	225	—	1,991	(1,302)	(2,196)	—	—	(1,282)
Accretion and dividends on Redeemable Series A Preferred Stock	—	—	—	—	—	—	—	—	(9)	—	—	(9)
Termination of mandatory redemption feature of Series A Preferred Stock	335,334	912	36	—	—	—	—	—	—	—	—	948
Issuance of Series A Preferred Stock	436,997	1,126	—	—	—	—	—	—	—	—	—	1,126
Issuance of Series A Preferred Stock warrants	—	—	47	—	—	—	—	—	—	—	—	47
Issuance of Series B Preferred Stock	2,000,000	4,534	—	—	—	—	—	—	—	—	—	4,534
Issuance of Series B Preferred Stock warrants	—	—	1,197	—	—	—	—	—	—	—	—	1,197
Issuance of Series C Preferred Stock	666,667	1,941	—	—	—	—	—	—	—	—	—	1,941
Issuance of Series D Preferred Stock	6,042,697	26,439	—	—	—	—	—	—	—	—	—	26,439
Issuance of Series E Preferred Stock	1,557,385	27,904	—							—		27,904
Issuance of Series E Preferred Stock warrants	—	—	136	—	—	—	—	—	—	—	—	136
Reincorporation in Delaware	—	—	—	—	78	—	(78)	—	—	—	—	—
Issuance of common stock	—	—	—	375,021	4	—	761	—	—	—	—	765
Issuance of common stock warrants	—	—	—	—	—	13	—	—	—	—	—	13
Issuance of common stock options by certain Shareholders	—	—	—	—	—	—	31	—	—	—	—	31
Exercise of Series B Preferred Stock warrants	233,335	699	(697)	—	—	—	—	—	—	—	—	2
Exercise of common stock options	—	—	—	1,300,000	13	—	1,472	—	—	—	(1,485)	—
Note receivable—employee	—	—	—	—	—	—	—	—	—	—	(200)	(200)
Interest on employee notes	—	—	—	—	—	—	—	—	—	—	(43)	(43)
Deferred stock option plan compensation	—	—	—	—	—	—	14,142	(14,142)	—	—	—	—
Stock option plan compensation	—	—	—	—	—	—	4,611	3,535	—	—	—	8,146
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(19,653)	—	—	(19,653)
Dividends on preferred stock	—	1,181	—	—	—	—	—	—	(1,181)	—	—	—
Allocation of discount on Preferred Stock	—	—	—	—	—	—	9,020	—	—	—	—	9,020
Deemed Preferred Stock dividend	—	—	—	—	—	—	(9,020)	—	—	—	—	(9,020)

Balance at December 31, 1999	11,272,415	$64,736	$719	31,975,021	$320	$13	$22,930	$(11,909)	$(23,039)	$—	$(1,728)	$52,042

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ACCESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

(In thousands, except share data)

	Preferred Stock			Common Stock
			Preferred Stock Warrants			Common Stock Warrants	Additional Paid-In Capital	Deferred Stock Option Plan Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Notes Receivable Employees
	Shares	Amount		Shares	Amount							Total
Balance at December 31, 1999	11,272,415	$64,736	$719	31,975,021	$320	$13	$22,930	$(11,909)	$(23,039)	$—	$(1,728)	$52,042

Exercise of Series A Preferred Stock warrants	77,233	315	(83)	—	—	—	—	—	—	—	—	232
Conversion of Series A Preferred Stock	(849,564)	(2,326)	—	5,097,384	51	—	2,275	—	—	—	—	—
Conversion of Series B Preferred Stock	(2,233,335)	(5,234)	—	13,400,010	134	—	5,100	—	—	—	—	—
Conversion of Series C Preferred Stock	(666,667)	(1,941)	—	2,000,001	20	—	1,921	—	—	—	—	—
Conversion of Series D Preferred Stock	(6,042,697)	(26,457)	—	18,128,091	181	—	26,276	—	—	—	—	—
Conversion of Series E Preferred Stock	(1,557,385)	(27,904)	—	4,672,155	47	—	27,857	—	—	—	—	—
Conversion of Preferred Stock warrants	—	—	(636)	—	—	636	—	—	—	—	—	—
Initial public offering of common stock	—	—	—	12,650,000	126	—	161,942	—	—	—	—	162,068
Issuance of common stock for acquisition	—	—	—	169,949	2	—	3,518	—	—	—	—	3,520
Reversal of accrued dividends on Preferred Stock	—	(1,189)	—	—	—	—	—	—	1,189	—	—	—
Interest on employee notes	—	—	—	—	—	—	—	—	—	—	(85)	(85)
Deferred stock option compensation	—	—	—	—	—	—	498	(498)	—	—	—	—
Stock option plan compensation	—	—	—	—	—	—	77	3,050	—	—	—	3,127
Forfeiture of stock options	—	—	—	—	—	—	(2,622)	2,622	—	—	—	—
Stock options issued for services	—	—	—	—	—	—	385	—	—	—	—	385
Exercise of common stock options	—	—	—	2,302,965	23	—	1,204	—	—	—	—	1,227
Exercise of common stock warrants	—	—	—	363,957	4	(20)	221	—	—	—	—	205
Employee stock purchase plan	—	—	—	96,797	1	—	1,154	—	—	—	—	1,155
Comprehensive loss, consisting of net loss and foreign currency translation adjustment	—	—	—	—	—	—	—	—	(46,537)	23	—	(46,514)

Balance at December 31, 2000	—	$—	$—	90,856,330	$909	$629	$252,736	$(6,735)	$(68,387)	$23	$(1,813)	$177,362

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ACCESS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

The Company

    Universal Access, Inc. (the "Company" or "UAI"), was organized and commenced operations on October 2, 1997 for the purpose of facilitating the provisioning, installation and servicing of dedicated communications circuits for service providers who buy network capacity and transport suppliers who sell network capacity. UAI provides dedicated circuit access and leases space in the Company's Universal Transport Exchanges, or UTXs, where transport suppliers can access the network connections of other transport suppliers. Our Universal Information Exchange, or UIX, consists of several proprietary, interconnected databases containing capacity, availability, physical location, and pricing information. Through our UIX we provide our clients with dedicated circuits that connect across the networks of multiple suppliers. UAI operated as a subchapter S-Corporation until September 27, 1998, at which time it converted to a C-Corporation.

  Basis of Presentation

    The consolidated financial statements reflect the results of operations, financial position, changes in stockholder's equity and cash flows of Universal Access Inc. and subsidiaries. All significant intercompany transactions have been eliminated. Acquired businesses are included in the results of operations since their acquisition dates.

  Foreign Currency Translation

    All assets and liabilities of foreign subsidiaries are translated to U.S. dollars at end of period exchange rates. The resulting translation adjustments are recorded as a component of other comprehensive income. Income and expense items are translated at average exchange rates prevailing during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in the consolidated statements of operations. The functional currencies for the Company's foreign subsidiaries are their local currencies.

  Fair Value of Financial Instruments

    The carrying values of current assets and liabilities and long-term debt approximated their fair values at the respective balance sheet dates.

  Advertising Costs

    Advertising costs incurred to produce media advertising for major new campaigns are expensed in the year in which the advertising takes place. Other advertising costs are expensed when incurred. Advertising expenses of $0, $29,000 and $1,468,000 were included in operations and administration expense in the Company's consolidated statement of operations for 1998, 1999 and 2000, respectively.

  Startup Costs

    The Company expenses all start-up activity costs as they are incurred.

  Net Loss Per Share

    Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted loss per share does not differ from basic loss per share since potential common shares from conversion of preferred stock, stock options and warrants are anti-dilutive for all periods presented.

Revenue Recognition

    The following is UAI's revenue recognition policy for each type of revenue:

    Circuit access—This is revenue earned by providing customers with dedicated circuit access. Customers subscribe to circuit access services under contracts ranging from twelve to sixty months. Circuit access is billed in advance on a monthly basis. UAI recognizes revenue for circuit access as the service is provided, and advanced billings are recorded as unearned revenue.

    Installation revenue—This is revenue earned by installing a customer circuit or installing customer UTX equipment. Installation revenue is recognized proportionately over the term of the related circuit access agreement. The adoption of Staff Accounting Bulletin No. 101 did not have a significant impact on the Company's financial statements.

Cash and Cash Equivalents

    Cash and cash equivalents include cash on hand, money market funds and all investments with an initial maturity of three months or less.

Investments

    The Company's short-term investments comprise government obligations; corporate notes; certificates of deposit; and commercial paper. All short-term investments have original maturities of between three and six months, are classified as held-to-maturity, and are stated at amortized cost on the Company's balance sheet.

    During 2000, the Company made an investment of approximately 1% in a nonpublicly traded company. This investment has been included in long-term investments and stated at cost on the Company's balance sheet. The cost of this investment was $2.0 million at December 31, 2000. The Company monitors this investment for impairment and makes appropriate reductions in the carrying value when necessary.

Restricted Cash

    At December 31, 1999 and 2000, the Company had cash in the amounts of $0 and $10,751,000, respectively, that was restricted pursuant to letters of credit related to certain lease obligations.

Accounts Receivable

    The allowance for doubtful accounts was $649,000 and $1,003,000 at December 31, 1999 and 2000, respectively.

    Financial instruments that could potentially subject UAI to concentration of credit risk primarily include accounts receivable. As of December 31, 2000, three customers represented 62% of accounts receivable. During 2000, four customers represented 61% of total revenues. As of December 31, 1999, two customers represented 55% of total accounts receivable and one customer represented 38% of total revenues during 1999. Two customers represented an aggregate of 29% of total revenues during 1998. If any of these individually significant customers are unable to meet their financial obligations, results of operations of the Company could be adversely affected.

Stock-Based Compensation

    The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The adoption of FASB interpretation No. 44 did not have a significant effect on the date of adoption. The Company recognizes compensation expense equal to difference, if any, between the exercise price of the stock option and the fair value of the underlying stock at the date of grant. Accordingly, no compensation expense is recorded for options issued to employees or directors in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," through disclosure only (Note 11). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

Comprehensive Income

    Statement of Financial Accounting Standards (SFAS) No. 130 requires that a full set of general purpose financial statements include the reporting of "comprehensive income." Comprehensive income is comprised of two components: net income and other comprehensive income, with other comprehensive income being comprised of foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. During the periods ended December 31, 1998 and 1999, comprehensive income was comprised solely of net income. During the period ended December 31, 2000, comprehensive income consisted of net income and foreign currency translation adjustments.

Property and Equipment

    Property and equipment are stated at cost with depreciation and amortization provided for using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the asset or the life of the lease. Construction, equipment, and facility leasing costs, including direct project overhead, are incurred in connection with the construction of our UTX facilities, and are capitalized until the facility is placed into service. Depreciable lives used by the Company for its classes of assets are as follows:

Furniture and fixtures	7 years
Leasehold improvements	Shorter of life of the asset or life of the lease
UTX equipment	7 years
Computer hardware and software	3 years
Office and communications equipment	5 years

    Gains or losses on disposition of property and equipment are recognized currently in the Statement of Operations with the related cost and accumulated depreciation removed from the Balance Sheet. Repairs and maintenance, which do not significantly increase the life of the related assets, are expensed as incurred.

    Total depreciation expense was $47,000, $829,000, and $4,104,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

Software Capitalization and Website Development Costs

    UAI purchases software and performs certain modification and development activities on this software. All purchased and developed software is intended for internal use, and accordingly, UAI accounts for these costs in accordance with the provisions of SOP 98-1. Software costs are amortized on a straight-line basis over a period of three years. Software and website costs of $247,000 and $1,663,000 million were capitalized during 1999 and 2000, respectively. Accumulated amortization related to capitalized software and website assets was $41,000 and $318,000 at December 31, 1999 and 2000, respectively.

Intangible Assets

    The excess of purchase price over net assets of acquired businesses is allocated among the identifiable intangible assets purchased and goodwill. Intangible assets are amortized on a straight-line basis over their estimated useful lives of five to seven years. Accumulated amortization of intangible assets was $2,455,000 and $6,925,000 at December 31, 1999 and 2000, respectively.

Impairment of Long-Lived Assets

    The Company reviews its long-lived assets, including property, equipment and intangibles, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company estimates the future cash flows expected to result from the asset, and if the sum of the expected undiscounted future cash flows is less than the carrying amount of the long-lived asset, the Company recognizes an impairment loss by reducing the depreciated cost of the long- lived asset to its estimated fair value.

    The Company recorded $557,000 of operations and administration expense during 2000 for the write-down of certain assets, including goodwill and fixed assets, from the division of the Company operating as Pacific Crest Networks (PCN). The division currently serves as an internet service provider (ISP) and as a DSL service provider with customers consisting of residences and businesses, as well as other ISP's. The majority of the PCN impaired assets related to the digital subscriber line (DSL) service. After careful assessment of various factors relevant to these assets, including market conditions for potential digital broadband access growth, management determined it was appropriate to write down the value of these assets and, accordingly, such assets were written down to estimated fair value based on estimated discounted future cash flows in accordance with SFAS No. 121. Management believes that all necessary impairment adjustments have been made as of December 31, 2000, however, management will continue to evaluate impairment issues.

Income Taxes

    On September 27, 1998, UAI changed status from an S-Corporation to a C-Corporation. As of this date, the Company established a deferred tax asset which reflects the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. The deferred tax asset was recorded net of a valuation allowance to reduce the deferred tax asset to an amount that is more likely than not to be realized.

    Prior to September 27, 1998, all attributes for federal income taxes passed through to the stockholders. Accordingly, no income tax provision or deferred tax amounts were recorded prior to this date. Had the Company been a C-Corporation from October 2, 1997 (inception) to September 27, 1998, no income taxes would have been due since the Company incurred losses during this time period.

Derivative Instruments and Hedging Activities

    On June 15, 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for financial statements issued for periods beginning after December 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS No. 133 did not have a significant effect on the Company's results of operations or its financial position.

Reclassifications

    Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 2—Stock Splits and Dividend

    The Company effected a 500-for-1 common stock split in July 1998, a 2-for-1 common stock split in February 1999, a 3-for-2 common stock split in June 1999 and declared a 1-for-1 stock dividend in September 1999. All share and per share amounts have been retroactively restated to reflect such splits and the dividend.

Note 3—Acquisitions

    On July 1, 2000, the Company acquired substantially all of the assets and liabilities of Tri-Quad Enterprises, Inc. ("Tri-Quad"), including its LATTIS database. Consideration of $3,150,000 in cash and 169,949 shares of the Company's common stock with a fair market value of $3,518,000, or $20.70 per share, was given in exchange for tangible net assets of $1,042,000 and identifiable intangible assets and goodwill of $5,625,000 as of the acquisition date. Assets purchased included all cash, receivables, property and equipment, software, customer lists and intellectual property. The Company also assumed certain liabilities of Tri-Quad totaling $52,000. This acquisition was accounted for under the purchase method of accounting. The Company assigned $5.7 million to identifiable intangible assets and goodwill and is amortizing this amount on a straight-line basis over a period of seven years, which represents the estimated useful lives of the customer lists, and the intellectual property associated with the LATTIS database.

    The following unaudited pro forma information presents the results of operations as if the Tri-Quad acquisition had occurred at the beginning of the periods shown after taking into account the effect of certain adjustments and eliminations. This summary is not necessarily indicative of what the results of operations of UAI and Tri-Quad would have been if they were a single entity during such periods, nor does it purport to represent results of operations for any future periods. The results of operations of Tri-Quad have been included in the Company's consolidated financial statements as of the acquisition date (in thousands, except share data):

	December 31,
	1999	2000
Revenues	$16,249	$52,314
Net loss	$(30,414)	$(46,437)
Basic diluted loss per share	$(0.98)	$(0.60)

Note 4—Investments

    The Company's short-term investments have original maturities of between three and six months, are classified as held-to-maturity and are stated at amortized cost. The Company had no such investments at December 31, 1999. Investments consist of the following at December 31, 2000, (in thousands):

Commercial paper	$28,313
Certificates of deposit	9,525
Corporate notes	8,614
Government agencies	3,973

Total investments	$50,425

Note 5—Property and Equipment

    Property and equipment consists of the following, stated at cost (in thousands):

	December 31,
	1999	2000
Furniture and fixtures	$294	5,288
Leasehold improvements	591	6,778
UTX equipment	3,974	22,972
Computer hardware and software	2,453	9,185
Other equipment	56	—
Construction in progress	12,260	39,300

	19,628	83,523
Less: Accumulated depreciation and amortization	(740)	(4,848)

Property and equipment, net	$18,888	$78,675

    Construction in progress primarily relates to costs incurred during the expansion of the Company's Universal Transport Exchange ("UTX") facilities.

Note 6—Notes Payable and Debt

    Notes payable are summarized as follows (in thousands):

	December 31,
	1999	2000
Term loans (interest at 14.91%)	$3,188	$2,245
Note payable (interest at 10%)	20	—
Note payable—City of Eugene, OR (interest at 7%)	57	—

	$3,265	$2,245

    In December 1999, the Company entered into three separate term loans in the aggregate amount of $3,300,000. Equal monthly principal and interest payments are due commencing on December 15, 1999 and continuing through November 15, 2002. Principal amounts due under this term loan are as follows: 2000—$942,000, 2001—$1,092,000, 2002—$1,154,000. These notes are collaterized by certain UAI equipment and also require UAI to maintain an unrestricted cash balance of at least $15,000,000.

    At December 31, 2000, the Company has a line of credit arrangement to borrow up to a total of $18,000,000. The line of credit arrangement consists of Part A and Part B, under which the Company may borrow up to a total of $12,000,000 and $6,000,000, respectively. The agreement expires in June 2001 and superceded the credit agreement entered into in September 1999. The available line of credit is reduced by the amount of outstanding letters of credit. As of December 31, 2000, UAI has outstanding letters of credit of $10,557,000 and $2,158,000 under Part A and Part B, respectively, resulting in a total available line of credit of $5,285,000. Part A of the agreement requires UAI to maintain a cash balance in a custodial account at an amount not less than the total borrowings and letters of credit outstanding, and Part B requires that the Company maintain specified covenants.

Note 7—Income Taxes

    There is no current provision or benefit for income taxes recorded for the period from September 27, 1998, the date of C-Corporation conversion, to December 31, 2000, as the Company has generated net operating losses for income taxes purposes for which there is no carryback potential. There is no deferred provision or benefit for income taxes recorded as the Company is in a net deferred tax asset position for which a full valuation allowance has been recorded due to uncertainty of realization.

    The components of the deferred income tax asset are as follows (in thousands):

	December 31,
	1999	2000
Net operating loss	$3,920	$25,712
Allowance for doubtful accounts	252	317
Accrued vacation and other	55	(3,481)

	4,227	22,548
Valuation allowance	(4,227)	(22,548)

Total	$—	$—

    At December 31, 2000, the Company had federal and state net operating loss carryforwards of $60,284,000. These federal and state net operating loss carryforwards expire at various dates beginning in 2018. Due to the uncertainty that UAI will generate future earnings sufficient to realize the benefit of these net operating loss carryforwards, a valuation allowance for the full amount of the deferred tax asset has been recorded. Additionally, Section 382 of the Internal Revenue Code imposes annual limitations on the use of net operating loss carryforwards if there is a change in ownership, as defined, within any three-year period. The utilization of certain net operating loss carryforwards may be limited due to the Company's capital stock transactions.

Note 8—Commitments and Contingencies

    The Company leases UTX facilities, office facilities and certain equipment over periods ranging from two to fifteen years. Total rent expense during 1998, 1999 and 2000 was $46,000, $832,000 and

$7,880,000, respectively. Future rentals for operating leases are as follows at December 31, 2000 (in thousands):

2001	$10,920
2002	12,020
2003	12,556
2004	12,799
2005	12,244
Thereafter	76,802

Total minimum lease payments	$137,341

    In addition to the leases, the Company has entered into leased line agreements with telecommunications vendors for high-capacity bandwidth. These leases are cancelable at any time with a maximum 30-day notice, provided that a minimum service period and other contractual obligations are met. The Company, in turn, contracts with customers for the use of the leased high-capacity bandwidth. The customer contracts generally provide for cancellation penalties equal to the sum of all payments due through the remainder of the contract. The customer contracts also provide for disconnect penalties equal to: (i) one month's monthly recurring charge for the service ordered; (ii) recovery of internal costs incurred to fulfill the client order; plus (iii) the aggregate fees, charges, expenses, taxes and/or liquidated damages payable to any third party suppliers for which the Company becomes contractually liable in connection with the disconnect.

    The Company also leases certain equipment under capital leasing arrangements with periods ranging from two to five years. The entire capital lease obligation of $141,000, including imputed interest of $7,000, reaches maturity in 2001.

    The Company also has entered into non-cancelable agreements with various telecommunications vendors to purchase minimum amounts of network services on a monthly basis. The total amount of these purchase commitments at December 31, 2000 are as follows (in thousands):

2001	$45,179
2002	50,960
2003	50,610
2004	39,789
2005	27,400
Thereafter	52,000

Total minimum purchase commitments	$265,938

    UAI has standby letters of credit which have been issued on its behalf totaling $13,261,000 collateralizing performance of certain contracts with carriers and landlords. These letters of credit directly relate to the operating leases and/or carrier agreements which they secure, and expire according to the terms and conditions of these agreements.

    In February 2000 a complaint was filed in the Superior Court of California, County of Santa Clara, against UAI and other parties by Point West Ventures, L.P., previously known as Fourteen Hill Capital, L.P. and certain other shareholders in Vaultline Incorporated. The claim arises out of a letter of intent that UAI entered into in December 1998 relating to UAI's potential acquisition of Vaultline. The letter stated that it was not binding on the parties except with respect to a $250,000 advance to be made by UAI and certain obligations of Vaultline. The letter contemplated that UAI would undertake a due diligence investigation of Vaultline. After performing the due diligence, UAI determined not to complete the transaction and entered into a mutual settlement agreement and release. Subsequently, Vaultline ceased doing business. The claimants contend that the mutual settlement agreement executed by the president of Vaultline was unauthorized. They allege that UAI, certain of UAI's officers and others conspired to deprive them of their interests in Vaultline. They are seeking damages in excess of $10,000,000. UAI believes all legal obligations were satisfied and intends to vigorously contest any claims relating to this matter. Accordingly, no amount has been accrued as a liability as of December 31, 1999 and 2000.

    The Company is involved in various other legal matters in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

Note 9—Related Party Transactions

    During 1998, UAI entered into certain transactions with shareholders and directors for the lease of office space and pager equipment. Rent expense for these leases approximated $65,000 in 1998. There was no related party rent expense incurred in 1999.

    During 1998 and 1999, UAI paid Broadmark Capital Corporation ("Broadmark"), an entity for which a member of the UAI Board of Directors serves as Chairman, certain consideration in exchange for services rendered related to the sale of preferred stock. During 1999, UAI paid cash amounts of $162,000, $200,000 and $140,000 to Broadmark in connection with the sale of Series A, B and D Cumulative Convertible Preferred Stock, respectively. These amounts were recorded as issuance costs, and deducted from the gross proceeds of the respective preferred stock series. During 1999, UAI issued to Broadmark 360,000 common stock warrants with an exercise price of $.50 in connection with services rendered related to the issuance of Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock"). UAI also issued to Broadmark 77,233 Series A Cumulative Convertible Preferred Stock Warrants ("Series A Warrants") in connection with services rendered related to the issuance of Series A Cumulative Convertible Preferred Stock. UAI issued 33,333 and 43,900 of these Series A Warrants in 1998 and 1999, respectively. The common stock warrants and the Series A Warrants were valued at $13,000 and $83,000, respectively, using the Black-Scholes valuation model. UAI issued $36,000 of the Series A Warrants in 1998 and $47,000 of the Series A Warrants in 1999. Also, in connection with services rendered related to the sale of Series B Preferred Stock, UAI caused options to purchase 840,000 shares of common stock at $.50 per share to be granted by certain principal shareholders of the Company's common stock. The 840,000 common stock options granted by the principal shareholders were valued at $31,000 using the Black-Scholes valuation model. This amount was recorded as paid-in capital.

    On May 27, 1999, UAI executed a full-recourse promissory note in connection with a loan to an officer of the Company for a principal amount of $200,000 with a per annum interest rate of 6%. The promissory note will become immediately due and payable on April 30, 2004.

    On August 4, 1999, three of the Company's officers were granted options to purchase a total of 1,000,000 shares of common stock at exercise prices ranging from $1.38 to $1.51 per share. These exercise prices were at or above the fair market value of the common stock on August 4, 1999. These stock options vested immediately and were exercised on the date of grant. In connection with the exercise, the UAI board of directors authorized loans to these officers, pursuant to non-recourse promissory notes for a total amount of $1,485,000 with an annual interest rate of 6%. The promissory notes will become immediately due and payable on August 4, 2004. The issuance of these notes receivable to effect the exercise of these stock options caused variable plan accounting to apply to the underlying stock options. Accordingly, during 1999, UAI recorded $4,611,000 of stock option plan compensation expense related to these notes. The terms of these notes receivable were amended on December 6, 1999 such that no future stock option plan compensation expense will be recognized related to the stock options underlying these notes.

    The Company provisioned circuits for a significant shareholder and recognized revenue of $353,000 for the year ended December 31, 2000. The accounts receivable balance related to this significant shareholder was $90,000 at December 31, 2000.

Note 10—Industry Segment and Geographic Information

    The company is currently operating in one segment, the provisioning of network access.

    From its inception through December 31, 2000, substantially all of the Company's identifiable assets were located in the United States. During that same period, substantially all of the Company's revenues were derived from sales to customers based in the United States.

    During the fourth quarter 2000, the Company commenced European operations by opening an office in London and hiring key personnel.

Note 11—Employee Benefit Plans and Employment Agreements

Employee Savings and Benefit Plans

    As of January 1, 1999, UAI implemented a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code, which covers substantially all of the Company's employees. Employer contributions to the retirement savings plan are discretionary. During 1999 and 2000, $58,000 and $0 respectively of employer contributions were recorded as an expense, respectively.

Employment Agreements

    UAI has entered into employment agreements with several of its key employees which have initial terms ranging from one to three years, after which they are renewable for additional one-year periods. The employment agreements entitle the employee to receive certain severance payments for termination of employment without cause, as defined by the agreements. These employment agreements will require UAI to pay key U.S. employees approximately $1.5 million in salary from December 31, 2000 through the end of the respective agreements. Additionally, an agreement exists which will require the Company to pay a key employee located in the United Kingdom approximately $371,000 annually. The agreements also provide for the payment of both discretionary and performance based bonuses.

Employee Stock Purchase Plan

    The Company instituted the Universal Access, Inc. 1999 Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan qualifies as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The Stock Purchase Plan is administered by the Compensation Committee of the Board of Directors. The Stock Purchase Plan permits eligible employees to purchase an aggregate of 500,000 shares plus an annual increase to be added on the first day of the Company's fiscal year beginning in 2001, equal to the lesser of (i) 3,000,000 shares, (ii) 2% of the outstanding shares of common stock on such date or (iii) a lesser amount determined by the Board of Directors. Shares are purchased for the benefit of the participants at the end of each six month purchase period. The number of shares of the Company's Common Stock purchased under the Stock Purchase Plan during the year ended December 31, 2000, was 96,797.

Stock Option Plans

    In July of 1998, UAI's Board of Directors adopted the 1998 Employee Stock Option Plan (the "1998 Plan") for the Company's directors, officers, employees and key advisors. The total number of shares of UAI common stock reserved for issuance under the Plan is 13,000,000. Awards granted under the plan are at the discretion of the Company's Board of Directors, or a compensation committee appointed by the Board of Directors, and may be in the form of either incentive or nonqualified stock options. At December 31, 2000, no shares of common stock were available for additional awards under the plan.

    In November 1999, UAI's Board of Directors adopted the 1999 Stock Plan and the 1999 Director Option Plan. The 1999 Director Option Plan was effective on the effective date of the qualified initial public offering on March 17, 2000. Upon the qualified initial public offering, no further options were granted under the 1998 Plan. The 1999 Stock Plan provides for the grant of incentive stock options to employees, and the grant of nonstatutory stock options and stock purchase rights to employees, directors and consultants. As of December 31, 2000, 10,000,000 shares of common stock were reserved for issuance pursuant to the 1999 Stock Plan. The 1999 Director Option Plan provides for the issuance of options to purchase 20,000 shares of common stock to each non-employee director upon the later of (i) the effective date of the 1999 Director Option Plan or (ii) when such person first becomes a non-employee director, and provides for the issuance of options to purchase 5,000 shares of common stock to each non-employee director on June 30 of each year, subject to certain limitations. As of December 31, 2000, 500,000 shares of common stock were reserved for issuance pursuant to the 1999 Director Option Plan.

    As permitted by SFAS 123, the Company continues to apply the provisions of APB 25 in determining the fair value of stock options granted. If the Company had elected to recognize compensation cost based on the fair value of the options as prescribed by SFAS No. 123, the following results would have occurred using the Black-Scholes option-pricing model with the listed assumptions:

	Year Ended December 31,
	1999	2000
Pro forma net loss (in thousands)	$(20,224)	$(64,113)
Pro forma basic and diluted net loss per Share	$ (0.98)	$(0.82)
Volatility	<1%	31%
Dividend yield	0%	0%
Risk-free interest rate	5%	6%
Expected life in years	4.19	3

    The Company recognized $8,146,000 and $3,127,000 of option plan compensation expense during 1999 and 2000, respectively.

    The vesting term of options granted under the Plan shall be fixed by the Board of Directors, or compensation committee elected by the Board of Directors, but in no case shall be exercisable for more than 10 years after the date the option is granted. For option grants to persons owning 10% of the voting power of all outstanding classes of UAI capital stock, the exercise price may not be lower than 110% of the fair market value on the date of the grant and the option term may not exceed 5 years.

    The following information relates to stock options with an exercise price which was less than the fair market value of the underlying stock on the date of grant:

	Year Ended December 31,
	1999		2000
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at beginning of period	3,498,000	$0.02514	10,210,000	$0.8621
Granted	8,015,500	1.2985	643,850	7.1553
Exercised	(1,000,000)	1.49200	(2,301,567)	0.6159
Forfeited	(303,500)	0.3768	(1,670,309)	1.4372

Balance at end of period	10,210,000	$0.8621	6,881,974	$1.3936

Weighted average fair value of options Granted during the period	$2.52		$2.30

    The following information relates to stock options with an exercise price which was equal to the fair market value of the underlying stock on the date of grant:

	Year Ended December 31,
	1999		2000
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at beginning of period	—	$—	255,750	$6.10
Granted	260,750	6.10	7,629,786	17.7436
Exercised	—	—	(1,398)	8.10
Forfeited	(5,000)	6.10	(243,700)	17.3959

Balance at end of period	255,750	$0.8621	7,640,438	$17.3667

Weighted average fair value of options Granted during the period	$1.32		$5.73

    The following information relates to stock options as of December 31, 2000:

				Options Outstanding			Options Exercisable
Range of Exercise Prices				Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$			0.01	2,129,250	7.67	$0.01	1,481,745	$0.01
	0.07	-	0.27	2,140,579	8.11	0.23	566,140	0.20
	1.38	-	2.79	1,686,423	8.64	2.19	645,457	1.98
	3.21	-	6.10	559,000	8.74	4.40	242,546	4.88
	6.60	-	7.20	619,350	9.08	7.19	8,250	6.96
	8.10	-	10.56	2,948,831	9.50	9.19	295,667	8.24
	10.63	-	14.88	1,353,642	9.67	12.96	176,739	13.39
	15.06	-	24.00	1,469,887	9.65	17.58	172,500	16.08
	24.50	-	38.86	684,950	8.55	31.22	37,500	38.86
	42.00	-	54.63	930,500	9.68	43.09	230,000	42.96

    The above disclosures include 150,000 stock options issued during 2000 to non-employees for UTX development services to be rendered over a four-year period. These options vest 25% immediately and 1/36 per month one year from the date of grant. The Company will record, in accordance with the vesting schedule, UTX construction costs equal to the deemed FMV of these options.

    The above disclosures include 200,000 options granted on August 4, 1999 to a non-employee director, for which $764,000 of compensation expense was recognized during 1999.

Note 12—Net Loss Per Share

    The Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been anti-dilutive. Such outstanding securities are convertible into the number of shares of common stock as set forth in the table below at December 31, 1998, 1999 and 2000.

	December 31,
	1998	1999	2000
Series A cumulative convertible preferred stock	2,012,004	4,633,986	—
Series A cumulative convertible preferred stock warrants	99,999	463,398	—
Series B cumulative convertible preferred stock	—	13,400,010	—
Series B cumulative convertible preferred stock warrants	—	1,000,002	—
Series C convertible preferred stock	—	2,000,001	—
Series D cumulative convertible preferred stock	—	18,128,091	—
Common stock options	3,498,000	10,465,750	14,522,412
Common stock warrants	—	360,000	1,116,045
Series E cumulative convertible preferred stock(1)	—	4,672,155	—
Series E cumulative convertible preferred stock Warrants(1)	—	120,000	—

Total potentially dilutive shares of common stock	5,610,003	55,243,393	15,638,457

Note 13—Equity Transactions

    At December 31, 2000, UAI had authorized 300,000,000 shares of $.01 par value Common Stock and 90,856,330 shares were issued and outstanding. From its inception on October 2, 1997 through

June 23, 1999 the Company's common stock had no designated par value and the dollar amounts ascribed to common stock transactions have been reflected in the common stock account. Upon its reincorporation in Delaware on June 24, 1999, the Company's common stock has a par value of $0.01 per share and the dollar amounts ascribed to common stock were adjusted on such reincorporation date to reflect the par value. All subsequent common stock transactions were reported at the $.01 par value per share with the residual reflected in additional paid-in capital.

    On March 17, 2000, the Company completed its initial public offering ("IPO") of common stock that resulted in the issuance of 12,650,000 shares at a price to the public of $14.00 per share. This offering resulted in net proceeds of $161,942,000 after deducting an underwriting discount of $12,397,000 and offering expenses such as legal and accounting fees, printing costs and SEC registration fees of $2,761,000. Upon the closing of the IPO, all outstanding preferred stock automatically converted to shares of common stock as follows:

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

    As of December 31, 2000, Common Stock shares reserved for issuance are as follows:

Common stock options	14,522,412
Common stock warrants	1,116,045

    On January 1, 2001, the Company added 4,542,817 shares to its 1999 Stock Plan. In accordance with the Plan, the maximum aggregate number of shares of the Company's common stock that may be optioned and sold is 10,000,000 shares, plus an annual increase to be added on the first day of the Company's fiscal year beginning in 2001 equal to the lesser of (i) 10,000,000 shares, (ii) 5% of the outstanding shares of common stock on such date, or (iii) a lesser amount determined by the Board.

    On January 1, 2001, the Company added 1,817,127 shares to its 1999 Employee Stock Purchase Plan. In accordance with the Plan, the maximum number of shares of the Company's common stock which shall be made available for sale shall be 500,000 shares plus an annual increase to be added on the first day of the Company's fiscal year beginning in 2001 equal to the lesser of (i) 3,000,000 shares, (ii) 2% of the outstanding shares of common stock on such date, or (iii) a lesser amount as determined by the Board.

    During 1998, UAI issued 335,334 shares of Series A Redeemable Cumulative Convertible Preferred Stock ("Series A Preferred Stock") for gross proceeds of $1,006,000. Additionally, UAI received cash and accepted subscription documents for 385,830 shares of Series A Redeemable Cumulative Convertible Preferred Stock ("Unissued Series A Preferred Stock") for gross proceeds of $1,157,000. This amount, net of issuance costs of $153,000, was recorded as a liability as of December 31, 1998. As of December 31, 1998, the Company had authorized 1,000,000 shares of Series A Preferred Stock. On

February 8, 1999, UAI issued 436,997 shares of Series A Preferred Stock for gross proceeds of $1,311,000. Included in this issuance were the 385,830 shares related to the amount presented as Unissued Series A Preferred Stock at December 31, 1998.

    In connection with the 1998 sale of Series A Preferred Stock, UAI issued warrants (the "Series A Warrants") to purchase an additional 33,333 shares of Series A Preferred Stock at $3.00 per share. These warrants were valued at $36,000 using the Black-Scholes valuation model. In connection with the February 1999 sale of Series A Preferred Stock UAI issued warrants to purchase 43,900 shares of Series A Preferred Stock at $3.00 per share. These warrants were valued at $47,000 using the Black-Scholes option valuation model. The Series A Warrants are exercisable for a period of five years after the issuance date. The Series A Preferred Stock is shown net of the fair value of the Series A Warrants.

    As of December 31, 1998, the holders of Series A Preferred Stock had the right to demand the Company to redeem one-third of the shares originally purchased on each of the fourth, fifth, and sixth anniversaries of the closing and UAI had the right to redeem not less than all of the outstanding Series A Preferred Stock between the third and sixth anniversaries of the closing. All redemptions were to be made at amount equal to the sum of the original purchase price of the Series A Preferred Stock plus accumulated but unpaid dividends. On February 3, 1999, the Series A Preferred Stock holders approved an amended Certificate of Designations, Rights and Preferences whereby this mandatory redemption feature was terminated. Accordingly, the entire balance of the redeemable cumulative convertible preferred stock and redeemable cumulative convertible preferred stock warrants was reclassified to stockholders' equity on February 3, 1999.

    Changes in redeemable cumulative convertible preferred stock and redeemable cumulative convertible preferred stock warrants are as follows (in thousands, except share amounts):

	Redeemable Cumulative Convertible Preferred Stock		Redeemable Cumulative Convertible Preferred Stock Warrants
	Shares	Amount
Balance at December 31, 1997	—	$—	$—
Issuance of Series A Preferred Stock	335,334	875	—
Issuance of Series A Preferred Stock warrants	—	—	36
Accretion and dividends on Redeemable Series A Preferred Stock	—	28	—

Balance at December 31, 1998	335,334	903	36
Accretion and dividends on Redeemable Series A Preferred Stock	—	9	—
Termination of mandatory redemption feature of Series A Preferred Stock	(335,334)	(912)	(36)

Balance at December 31, 1999	—	$—	$—

    On February 8, 1999, UAI issued 2,000,000 shares of Series B Redeemable Cumulative Convertible Preferred Stock ("Series B Preferred Stock") for gross proceeds of $6,000,000. In conjunction with the issuance of the Series B Preferred Stock, the Company issued warrants to purchase an additional 400,002 shares of Series B Preferred Stock (the "Series B Warrants") at an exercise price of $0.01 per share and warrants to purchase 360,000 shares of Common Stock at $.50 per share, and caused options to purchase 840,000 shares of Common Stock at $.50 per share to be granted by certain principal shareholders of the Company's Common Stock. The 840,000 common stock options granted by the principal shareholders were valued at $31,000 using the Black-Scholes valuation model. This amount was recorded as additional paid-in capital. Series B Preferred Stock is convertible into Common Stock on a 6-for-1 basis. During the six month period ended June 30, 1999, 233,335 of the Series B Warrants were exercised.

    On May 13, 1999, UAI issued 666,667 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") for gross proceeds of $2,000,001.

    During the period from June 30, 1999 to September 30, 1999, UAI issued 5,957,611 shares of Series D Cumulative Convertible Preferred Stock ("Series D Preferred Stock") for gross proceeds of $25,319,847. The Company also issued 82,353 shares valued at $4.25 per share in connection with the purchase of certain assets of PCN (see Note 3). The Company also issued 2,733 shares of Series D Preferred Stock on December 6, 1999 for gross proceeds of $50,014.

    On November 10, 1999, UAI issued 1,557,385 shares of Series E Cumulative Convertible Preferred Stock ("Series E Preferred Stock") and warrants to purchase an additional 40,000 shares of Series E Preferred Stock for gross proceeds of $28.5 million. The Company ascribed $136,000 of the proceeds to the warrants using the Black-Scholes option valuation model. Series E Preferred Stock was convertible into Common stock on a 3-for-1 basis. The conversion ratio for the Series E Preferred Stock was multiplied by the quotient of $750 million divided by the product of the number of fully diluted shares of common stock outstanding immediately before an initial public offering multiplied by the initial public offering per share price (such quotient is not to be less than 1). The conversion ratio cannot exceed 3.75-for-1. At an initial public offering price per share of $14.00, the Series E Preferred Stock converted to common stock on a 3-for-1 basis, and no "deemed dividend" will be recorded. The Series E Preferred Stock warrants had an exercise price of $18.30 per share.

    A portion of the Series D Preferred Stock was issued at a price that was below the deemed fair market value of the equivalent amount of common stock. Accordingly, the Company recorded a deemed dividend of $9.0 million related to the issuance of Series D Preferred Stock. The deemed dividend has been included in the accretion and dividends on redeemable and nonredeemable cumulative convertible preferred stock for purposes of determining basic and diluted net loss per common share.

    During January 2001, UAI granted 1.5 million shares of the Company's restricted stock to certain members of its executive management team. The shares had a fair market value of $6.06 per share at the date of grant, and will vest ratably on the last day of each fiscal quarter, over a four year period. Accordingly, a non-cash compensation charge of approximately $2.3 million will be recognized in 2001 and each year thereafter through 2004.

Note 14—Supplemental Cash Flow Disclosure

    During 1999, UAI acquired certain assets and assumed certain liabilities from Pacific Crest Networks, Inc. Assets acquired included $510,000 of computer hardware subject to capital leases, and liabilities assumed included $418,000 of obligations under capital leases.

    During 1999, UAI executed notes receivable with three of the Company's officers in consideration for the exercise of stock options as described in Note 8.

    During 1999, UAI issued 325,000 shares of common stock in exchange for UTX equipment. The common stock had a fair market value of $1.42 per share on the date of issuance.

    During 1999, UAI agreed to issue 70,592 shares of Series D Preferred Stock at a price below fair market value in exchange for services. UAI recorded $992,000 of operations and administration expense related to these transactions.

    At December 31, 1999 and 2000, $518,000 and $416,000 of equipment purchases were included in accounts payable, respectively. During 2000, UAI purchased $21.2 million of equipment for its UTX facilities, which was included in accounts payable at December 31, 2000.

    No amounts were paid for income taxes in 1998, 1999 or 2000. UAI paid interest of $0, $81,000 and $510,000 in 1998, 1999 and 2000, respectively.

    During 2000, UAI issued 169,949 shares of common stock in connection with its acquisition of Tri-Quad Enterprises.

    During 2000, UAI issued 150,000 shares of common stock to non-employees of the Company in exchange for UTX consulting services performed. We have recorded this share issuance in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services; as a result, $1,148,000 of non-cash investing activities was recorded for the year ended December 31, 2000.

Note 15—Selected Consolidated Quarterly Financial Data (unaudited)

    The tables below present unaudited quarterly statement of operations data for each of the last eight quarters through December 31, 2000. This information has been derived from unaudited financial statements that have been prepared on the same basis as the audited financial statements and, in our opinion, includes all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the information.

1999:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except share data)
Revenues	$1,531	$2,719	$4,333	$5,676

Operating Expenses:
Cost of circuit access	1,285	2,316	3,876	4,544
Operations and administration (excluding stock option plan compensation)	1,175	2,470	4,381	5,581
Operations and administration (Stock option plan compensation)	95	156	5,337	2,558
Depreciation and amortization	25	28	237	539

Total operating expenses	2,580	4,970	13,831	13,222

Operating loss	$(1,049)	$(2,251)	$(9,498)	$(7,546)

Net loss	$(1,051)	$(2,221)	$(9,172)	$(7,209)
Accretion and dividends on redeemable and non-Redeemable cumulative convertible preferred Stock	(142)	(226)	(257)	(9,582)
Net loss applicable to common shareholders	$(1,193)	$(2,447)	$(9,429)	$(16,791)
Basic and diluted net loss per share	$(0.04)	$(0.08)	$(0.30)	$(0.54)

2000:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except share data)
Revenues	$7,335	$9,477	$14,029	$20,281

Operating Expenses:
Cost of circuit access	5,926	7,452	10,336	14,277
Operations and administration (excluding stock option plan compensation)	9,740	13,527	16,530	20,240
Operations and administration (Stock option plan compensation)	840	918	843	526
Depreciation and amortization	566	780	1,488	2,193

Total operating expenses	17,072	22,677	29,197	37,236

Operating loss	$(9,737)	$(13,200)	$(15,168)	$(16,955)

Net loss	$(9,074)	$(10,364)	$(12,519)	$(14,580)
Accretion and dividends on redeemable and non- Redeemable cumulative convertible preferred Stock
Net loss applicable to common shareholders	$(9,074)	$(10,364)	$(12,519)	$(14,580)
Basic and diluted net loss per share	$(0.22)	$(0.12)	$(0.14)	$(0.16)

Schedule II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2000, 1999, and 1998
(In thousands)

Descriptions of Allowance and Reserves	Balance at beginning of year	Additions	Deductions	Balance end of year
December 31, 1998 Valuation allowances and receivable reserves for potential losses	$4	$42	$0	$46
December 31, 1999 Valuation allowances and receivable reserves for potential losses	$46	$867	$264	$649
December 31, 2000 Valuation allowances and receivable reserves for potential losses	$649	$605	$251	$1,003

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1*	Certificate of Incorporation of the Company.
3.1.1***	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.
3.2*	Amended and Restated Bylaws of the Company.
4.1*	Form of the Company's Common Stock certificate.
4.2*	Form of warrant to purchase shares of Common Stock of the Company issued to Internet Capital Group.
4.3*	Amended and Restated Registration and Informational Rights Agreement, dated June 28, 1999.
4.4*	Amended and Restated Registration and Informational Rights Agreement, dated June 30, 1999.
4.5*	Registration Rights Agreement, dated November 10, 1999.
4.6*	Form of warrant to purchase shares of Common Stock of the Company issued to Advanced Equities.
4.7****	Preferred Stock Rights Agreement, dated as of July 31, 2000, between Universal Access, Inc. and Wells Fargo, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.
4.8***	Registration Rights Agreement dated July 1, 2000.
10.1*	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.
10.2*	Amended 1998 Employee Stock Option Plan and forms of agreements thereunder.
10.3*	1999 Stock Plan and forms of agreements thereunder.
10.4*	1999 Director Option Plan and forms of agreements thereunder.
10.5*	1999 Employee Stock Purchase Plan.
10.6	Form of Employment Agreement.
10.7*	Employment Agreement with Patrick C. Shutt, dated September 15, 1998.
10.7.1*	Amendment to Employment Agreement with Patrick C. Shutt, dated February 8, 1999.
10.7.2*	Amendment to Employment Agreement with Patrick C. Shutt, dated February 1, 2000.
10.8*	Employment Agreement with Robert J. Pommer, Jr., dated September 15, 1998.
10.8.1*	Amendment to Employment Agreement with Robert J. Pommer, Jr., dated February 8, 1999.
10.8.2*	Amendment to Employment Agreement with Robert J. Pommer, Jr., dated February 1, 2000.
10.8.3**	Amendment to Employment Agreement with Robert J. Pommer, Jr. dated April 28, 2000.
10.9*	Promissory Note held by the Company for Robert Pommer dated May 28, 1999.
10.10*	Amended and Restated Promissory Note with Patrick Shutt dated December 6, 1999.
10.11*	Amended and Restated Promissory Note with Robert Pommer dated December 6, 1999.
10.12	Form of Private Line Service Contract.
10.13†***	Amended and Restated AT&T Master Carrier Agreement with AT&T Corp. dated May 31, 2000.
10.14†***	Master Service Agreement with Broadwing Communications Services, Inc. dated June 23, 2000.

10.15†*	Carrier Services Agreement with Williams Communications, Inc. d/b/a Williams Network Services, dated June 29, 1998.
10.15.1†*	Amendment No. 1, dated March 12, 1999, to Carrier Services Agreement.
10.15.2†*	Amendment No. 2, dated July 1, 1999, to Carrier Services Agreement.
10.15.3†***	Amendment No. 3, dated December 21, 1999, to Carrier Services Agreement.
10.15.4†***	Amendment No. 4, dated May 1, 2000 to Carrier Services Agreement.
10.16†*	Capacity Agreement with GTE Telecom Incorporated dated August 20, 1999.
10.16.1†***	First Amendment to Capacity Agreement with GTE Telecom Incorporated dated August 8, 2000.
10.17*	Terms and Conditions for Delivery of Service with Level 3 Communications, LLC dated November 17, 1999.
10.17.1†*	Addendum, dated November 17, 1999, to Terms and Conditions for Delivery of Service.
10.18†*	Global Services Agreement with MCI WorldCom Communications, Inc. dated December 14, 1999.
10.18.1†***	First Amendment to Global Services Agreement dated May 8, 2000.
10.19	Contract of Employment with Stuart Hinkley, dated November 1, 2000.
10.19.1	Letter agreement with Stuart Hinkley, dated November 1, 2000.
21.1	Subsidiaries of Company.
23.1	Consent of Independent Accountants.

*	Filed with the Company's Registration Statement on Form S-1 (No. 333-93039) filed with the Securities and Exchange Commission by the Company in connection with its initial public offering which became effective March 16, 2000.
**	Filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
***	Filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.
****	Filed with the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on August 9, 2000.
†
Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2001.

Universal Access, Inc.
By:	/s/ ROBERT M. BROWN Name: Robert M. Brown Title: Chief Financial Officer (Principal Financial and Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2001.

Signature	Title

/s/ PATRICK C. SHUTT Patrick C. Shutt March 29, 2001	Chairman of the Board and Chief Executive Officer
/s/ ROBERT J. POMMER, JR. Robert J. Pommer, Jr. March 29, 2001	President of Global Client Services and Director
Paolo Guidi	Director
Carolyn Katz	Director
/s/ KEVIN P. POWER Kevin P. Power March 29, 2001	Director
/s/ JOSEPH L. SCHOCKEN Joseph L. Schocken March 29, 2001	Director
/s/ JOHN F. (JACK) SLEVIN John F. ("Jack") Slevin March 29, 2001	Director
/s/ ROLAND A. VAN DER MEER Roland A. Van der Meer March 29, 2001	Director

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FACTORS THAT MAY AFFECT FUTURE RESULTS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III.
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Report of Independent Accountants
UNIVERSAL ACCESS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (In thousands, except share data)
UNIVERSAL ACCESS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS (In thousands, except per share data)
UNIVERSAL ACCESS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (In thousands)
UNIVERSAL ACCESS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS Page 1 of 2 (In thousands, except share data)
UNIVERSAL ACCESS, INC. AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS
Schedule II Valuation and Qualifying Accounts For the Years Ended December 31, 2000, 1999, and 1998 (In thousands)
SIGNATURES