Form 10-Q
period 2001-03-31
UNIVERSAL ACCESS INC
filed 2001-05-15
CIK 1070699

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Yes /x/  No / /

    The number of shares outstanding of the issuer's common stock, par value $0.01, as of April 30, 2001 was 91,826,089 shares.

Universal Access, Inc.
Form 10-Q
Table of Contents

Part I
Financial Information
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets at December 31, 2000 and March 31, 2001 (Unaudited)	3
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2000 and 2001 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 2001 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements	6-7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8-24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25
Part II
Other Information
Item 1.	Legal Proceedings	26
Item 6.	Exhibits and Reports on Form 8-K	27
Signatures		28

PART I  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL ACCESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS	Dec. 31, 2000	March 31, 2001
		(unaudited)
Current assets:
Cash and cash equivalents	$56,931	$40,146
Short-term investments	50,425	32,786
Accounts receivable, less allowances for doubtful accounts of $1,003 and $1,498, respectively	15,404	17,133
Prepaid expenses and other current assets	5,911	4,446

Total current assets	128,671	94,511
Restricted cash	10,751	11,118
Property and equipment, net	78,675	94,615
Intangible assets, net	6,925	6,633
Long-term investments	2,000	2,000

Total assets	$227,022	$208,877

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$38,994	$31,372
Unearned revenue	7,971	9,985
Notes payable and current portion of term loans	1,092	1,133
Other liabilities	141	88

Total current liabilities	48,198	42,578
Notes payable and term loans	1,153	854
Other liabilities	309	323

Total liabilities	49,660	43,755
Commitments and contingencies (Note 4)
Stockholders' equity:
Common stock, $.01 par value; 1,000,000,000 shares authorized; 90,856,330 and 91,733,373 shares issued and outstanding	909	917
Common stock warrants	629	629
Additional paid-in-capital	252,736	266,667
Deferred stock plan compensation	(6,735)	(18,023)
Accumulated deficit	(68,387)	(83,385)
Accumulated other comprehensive income	23	173
Notes receivable—employees	(1,813)	(1,856)

Total stockholders' equity	177,362	165,122

Total liabilities and stockholders' equity	$227,022	$208,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL ACCESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2000	2001
Revenues	$7,335	$25,711
Costs and expenses:
Cost of circuit access	5,926	17,630
Operations & administration (excluding stock plan compensation)	9,740	21,499
Operations & administration (stock plan compensation)	840	1,203
Depreciation & amortization	566	1,868

Total costs and expenses	17,072	42,200

Operating loss	(9,737)	(16,489)

Other income, net	663	1,490

Net loss	$(9,074)	$(14,999)

Basic and diluted net loss per share	$(0.22)	$(0.16)
Shares used in computing basic and diluted net loss per share	41,097	91,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL ACCESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2000	2001
Cash flows from operating activities:
Net cash used for operating activities	$(7,137)	$(18,400)

Cash flows from investing activities:
UTX capital expenditures	(3,542)	(12,416)
Non-UTX capital expenditures	(1,340)	(4,503)
Sale/(Purchase) of short-term investments	(14,309)	17,639

Net cash provided by/(used for) investing activities	(19,191)	720

Cash flows from financing activities:
Debt repayments	(333)	(312)
Restriction on cash balance	(1,850)	(367)
Proceeds from initial public offering of common stock	163,346	—
Proceeds from exercise of stock options	—	1,424

Net cash provided by financing activities	161,163	745

Effect of exchange rate changes on cash	—	150
Net increase/(decrease) in cash and cash equivalents	134,835	(16,785)
Cash and cash equivalents, beginning of period	38,024	56,931

Cash and cash equivalents, end of period	$172,859	$40,146

Non-Cash Financing Activities:
Issuance of restricted stock	—	12,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared by Universal Access, Inc. and its subsidiaries ("the Company" or "we"), and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Financial Statements and Notes thereto included in the Company's 2000 Annual Report on Form 10-K. Results for fiscal 2001 interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2001.

Note 2—Investments

    The Company's short-term investments have original maturities of between three and twelve months, are classified as held-to-maturity and are stated at amortized cost. Investments consist of the following at December 31, 2000 and March 31, 2001, (in thousands):

	2000	2001
Commercial paper	$28,313	$17,051
Certificates of deposit	9,525	—
Corporate notes	8,614	8,337
Government agencies	3,973	4,392
Foreign debt securities	—	3,006

Total investments	$50,425	$32,786

Note 3—Property and Equipment, Net

    Property and equipment consists of the following, stated at cost, at December 31, 2000 and March 31, 2001, respectively (in thousands):

	2000	2001
Furniture and fixtures	$5,288	$5,956
Leasehold improvements	6,778	8,707
UTX equipment	22,972	28,187
Computer hardware and software	9,185	11,371
Construction in progress	39,300	46,817

	83,523	101,038
Less: Accumulated depreciation and amortization	(4,848)	(6,423)

Property and equipment, net	$78,675	$94,615

    Construction in progress primarily relates to costs incurred during the expansion of the Company's Universal Transport Exchange ("UTX") facilities.

Note 4—Commitments and Contingencies

    The Company is a party to certain litigation for which the claimants are seeking damages in excess of $10,000,000. The litigation arose out of a letter of intent that the Company entered into in December 1998 relating to the Company's potential acquisition of a business. In the opinion of management, such litigation is without merit and will not have a material adverse effect on the operations or financial condition of the Company. Accordingly, no amount has been accrued as a liability as of December 31, 2000 and March 31, 2001.

Note 5—Comprehensive Income

    Comprehensive income, which includes net income and all other non-owner changes in equity during a period, is as follows for the three months ended March 31, 2001:

Net loss	$(14,999)
Foreign currency translation adjustments	173

Comprehensive net loss	$(14,826)

    The Company did not have any adjustments for comprehensive income for the three months ended March 31, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading "Factors That May Affect Future Results." The following discussion provides information and analysis of our results of operations for the three month periods ended March 31, 2000 and 2001, and our liquidity and capital resources. You should read the following discussion in conjunction with our consolidated financial statements and the related notes included elsewhere in this quarterly report as well as the other reports we file with the Securities and Exchange Commission.

Overview

    We commenced operations on October 2, 1997 for the purpose of facilitating the provisioning, installation and servicing of dedicated communications circuits for service providers who buy network capacity and transport suppliers who sell network capacity. To date, we have derived substantially all of our revenues from providing ongoing, dedicated circuit access. Monthly recurring circuit revenues are generated under client contracts with terms ranging from 12 to 60 months, with an average length of 22 months as of March 31, 2001. Contracts with our clients may be terminated by the client at any time, subject to additional payments. Circuit charges are billed monthly in advance, and circuit revenues are recognized in the month that service is provided. Amounts billed in advance are recorded on the balance sheet as accounts receivable and unearned revenue. At March 31, 2001, unearned revenue was $10.0 million.

    Circuit revenues include bundled charges for provisioning, network management and maintenance services. UTX billing and revenue recognition policies are the same as those described above for circuit revenues.

    Our clients are communications service providers and transport suppliers, such as Internet service providers, competitive access providers, incumbent telecommunication service providers and other application and network service providers. Our two largest clients represented approximately 47% of total revenues for the quarter ended March 31, 2000. Our four largest clients represented approximately 69% of total revenues for the quarter ended March 31, 2001.

    To date, cost of circuit access has primarily consisted of amounts paid to transport suppliers for circuits. We have negotiated volume discounts and network route-specific discounts under contracts with many of our suppliers. These contracts generally have terms ranging from three to ten years and include minimum monthly purchase commitments that begin anywhere from six to twelve months after we enter into the contract. At March 31, 2001, these minimum purchase commitments totaled approximately $3.9 million per month. However, actual purchases under these contracts, which totaled approximately $13.2 million for the quarter ended March 31, 2001, have exceeded these minimum purchase commitments. In addition, as of March 31, 2001 we were party to contracts that will impose additional minimum purchase commitments that we anticipate will total approximately $4.1 million per month by December 2001.

    Operations and administration expense consists of salaries and employee benefits, costs associated with the development, expansion and maintenance of our Universal Information Exchange ("UIX") databases, and costs associated with sales, marketing, operations, administration and facilities.

    In each year since our inception, we have incurred operating losses and net losses, and have experienced negative cash flows from operations. At March 31, 2001, we had an accumulated deficit of $83.4 million.

	Three Months Ended March 31,
	2000	2001
	(in thousands, except per share data)
Net loss	$(9,074)	$(14,999)

Basic and diluted net loss per share	$(0.22)	$(0.16)
Basic and diluted net loss per share (excluding non-cash stock option compensation expense)	$(0.20)	$(0.15)
Shares used in computing net loss per share	41,097	91,325

Results of Operations

Comparison of Quarter Ended March 31, 2000 to Quarter Ended March 31, 2001

Revenues

    Revenues increased from $7.3 million for the quarter ended March 31, 2000 to $25.7 million for the quarter ended March 31, 2001. Substantially all of our revenues consisted of circuit revenues in each of these years. Most of the increase in revenues was attributable to an increase in the number of circuits sold to existing and new customers, as well as sales of higher capacity circuits which generated greater revenues per circuit. In addition, our UTX facilities enable us to provision circuits more efficiently and therefore directly contribute to increases in circuit revenues.

Cost of Circuit Access

    Cost of circuit access increased from $5.9 million for the quarter ended March 31, 2000 to $17.6 million for the quarter ended March 31, 2001. As a percentage of total revenues, cost of circuit access decreased from 81% for the quarter ended March 31, 2000 to 69% for the quarter ended March 31, 2001. The increase in cost of circuit access in absolute dollars was primarily attributable to an increase in the volume of circuits sold to both an increased number of clients and additional sales to existing clients. The decrease in cost of circuit access as a percentage of total revenues was primarily attributable to volume-pricing efficiencies created by the UIX and reflects the successful scaling of our model and the growing efficiencies in our business.

Operations and Administration (Excluding Stock Plan Compensation)

    Operations and administration expenses increased $11.8 million from $9.7 million to $21.5 million in the quarters ending March 31, 2000 and 2001, respectively. This increase was primarily attributable to significant increases in personnel, continued expansion of our UIX databases and the build-out of our corporate infrastructure. Salaries and benefits increased $8.7 million for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. Similarly, facilities costs, including rent and utilities for corporate offices and sales offices increased $2.7 million for the quarter ended March 31, 2001 as compared to March 31, 2000. Employee placement fees decreased $1.4 million for the quarter ended March 31, 2001 as compared to March 31, 2000. Finally, sales and marketing costs, primarily for tradeshows, advertising and promotions, decreased $541,000 for the quarter ended March 31, 2001 as compared to March 31, 2000.

    The number of employees increased from 251 at March 31, 2000 to 443 at March 31, 2001. We expect headcount to remain relatively constant for the remainder of 2001. During 2000, we began operations in London and Amsterdam to increase our presence in Europe, incurring a loss from these start-up operations of $1.9 million in the first quarter ended March 31, 2001. We expect losses from our European operations to increase in the future, as we increase working capital requirements and build-out our UTX facilities.

    We expect total operations and administration expenses to continue to increase in absolute dollars as we expand the UIX databases and build-out corporate infrastructure. Ultimately, we expect operations and administration expense to significantly decrease as a percentage of revenues as we fully leverage our operating systems, our UIX databases and our infrastructure.

Operations and Administration (Stock Plan Compensation)

    During fiscal year 1999 and the first quarter of 2000, we granted stock options to employees and non-employees with per share exercise prices deemed to be below the fair market value of our common stock at the dates of grant. These stock option issuances have resulted in stock plan compensation charges, which are initially deferred and subsequently amortized over the vesting period of the related options.

    Stock plan compensation expense totaled $840,000 for the quarter ended March 31, 2000 and $1.2 million for the quarter ended March 31, 2001. The increase in stock plan compensation charges between periods is due to the granting of a restricted stock award in the first quarter of 2001 to certain key employees, resulting in a one-time charge of $418,000.

    During January and March of 2001, we granted 1.5 million and 650,000 shares, respectively, of restricted stock to certain members of the executive management team. The shares had fair market values of $6.06 and $4.61 at the respective grant dates, and will begin vesting pursuant to our stock attaining a minimum closing price, or in the second quarter of 2002, whichever occurs first. The Company expects to recognize related stock plan compensation charges of approximately $12.1 million from the grant date through the vesting terms of the grants.

    There were 11,892,979 and 15,562,518 stock options outstanding at March 31, 2000 and 2001, respectively. We expect to recognize total stock plan compensation charges of approximately $3.2 million in the remainder of fiscal 2001 and $14.3 million over the three years thereafter.

Depreciation and Amortization

    Depreciation expense includes depreciation of furniture, fixtures and equipment at our office facilities and of equipment at our UTX facilities. Depreciation expense increased by $1.1 million in the quarter ended March 31, 2001, compared with the quarter ended March 31, 2000. We expect depreciation expense to increase substantially in the future as we continue to place our UTX facilities into service and purchase additional equipment for existing UTX facilities.

    Amortization expense, which increased $159,000 in the quarter ended March 31, 2001, compared with the quarter ended March 31, 2000, relates to intangible assets acquired in connection with the purchases of Pacific Crest Networks, Inc., Stuff Software, Inc. and Tri-Quad Enterprises, Inc. in July 1999, November 1999 and July 2000, respectively.

Other Income (Expense)

    Other income increased $827,000 from $663,000 in the quarter ended March 31, 2000 to $1.5 million for the quarter ended March 31, 2001. The increase in other income was attributable to our investment of substantially all of the proceeds from our public stock offering, in cash equivalents with original maturities of less than three months and marketable securities with original maturities of three to twelve months. Interest income for the quarters ended March 31, 2000 and 2001 was partially offset by interest expense on notes payable and capital lease obligations.

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

Liquidity and Capital Resources

    On March 17, 2000 we completed an initial public offering of our common stock that resulted in the issuance of 12,650,000 shares of common stock at an offering price of $14.00 per share. Net proceeds related to this offering totaled $161.9 million. Until the time of our initial public offering, we had financed our operations primarily through private placements as well as through borrowings from stockholders and financial institutions. Since inception through December 31, 1999, we raised $63.4 million in capital through private placements of common and convertible preferred stock and common and preferred stock warrants. Our principal uses of cash are to fund operating losses, working capital requirements and capital expenditures. At March 31, 2001, we had $40.1 million in cash and cash equivalents and $32.8 million in short-term investments with original maturities between three and twelve months.

    In March 2000, we entered into a lease commitment for office space located in Chicago, Illinois which serves as our corporate headquarters. This commitment will result in lease payments of $4.7 million during fiscal 2001 and $67.2 million of future minimum lease payments through July 2012.

    In March 1999, we entered into a credit agreement with a bank under which we may request the bank to issue letters of credit or we may borrow up to a total of $4.0 million. The agreement provides that outstanding borrowings bear interest at the bank's prime rate. This agreement expired in April 2000 and we did not renew this line of credit. The collateral cash balance in the amount of our outstanding letters of credit at March 31, 2001 was $553,000 and expired April 10, 2001.

    In December 1999, we entered into a credit agreement with a bank and borrowed $3.3 million. Outstanding borrowings bear interest at approximately 15% and are secured by specifically identified assets. The agreement expires in November 2002 and requires that we maintain an unrestricted cash balance of at least $15.0 million. As of March 31, 2001, the outstanding balance of this loan was $2.0 million.

    In June 2000, we entered into a credit agreement with a bank under which we may request the bank to issue letters of credit or we may borrow up to a total of $18.0 million. The agreement expires in June 2001, and consists of Part A and Part B. Under Part A of the agreement we may request the bank to issue letters of credit or we may borrow up to a total of $12.0 million. Part A requires that we maintain a cash balance in a custodial account in an amount equal to the amount of borrowings and letters of credit outstanding up to $12.0 million. Letters of credit totaling $10.6 million were outstanding under Part A of the agreement as of March 31, 2001 and a $11.1 million cash balance was in a custodial account as of March 31, 2001.

    Under Part B of the agreement we may request the bank to issue letters of credit or we may borrow up to a total of $6.0 million. Outstanding borrowings under the agreement bear interest at the bank's prime rate and are secured by substantially all of our assets. Part B of the agreement requires that we maintain specified covenants. We were in compliance with all covenants at March 31, 2001. Letters of credit totaling $1.7 million were outstanding under Part B of the agreement as of March 31, 2001.

    Net cash used in operating activities increased from $7.1 million for the quarter ended March 31, 2000 to $18.5 million for the quarter ended March 31, 2001. The increase in net cash used was primarily due to a decrease in accounts payable in the first quarter of 2001.

    Net cash used in investing activities decreased from $19.2 million for the quarter ended March 31, 2000 to $824,000 of net cash provided for investing activities in the quarter ended March 31, 2001. The decrease in net cash used in investing activities relates to the sale of short-term investments, primarily offset by purchases of property and equipment. We expect to continue to invest in facilities and equipment in the near term as we increase the number of our UTX facilities.

    In December 2000, we purchased $21.2 million of equipment for deployment in our UTX facilities. This purchase was recorded within accounts payable at year-end. In March 2001, approximately $5.0 million of this equipment was paid for and deployed. We intend to pay for the remaining payable of undeployed equipment as financing is arranged.

    In addition to our nineteen UTX facilities at March 31, 2001, we intend to complete construction of twelve additional facilities during the remainder of 2001, for a total of thirty-one UTX facilities. Construction, equipment and facility leasing costs incurred in connection with the construction of a UTX facility are capitalized until the facility is placed into operations. Once the facility is placed into operations, these costs are amortized over the lesser of the term of the lease, ranging from seven to 15 years, or the estimated useful life of the equipment. At March 31, 2001 we had UTX construction in process of $46.3 million, and had entered into outstanding UTX equipment orders of approximately $20.4 million and future minimum lease payments of approximately $47.2 million related to UTX facilities.

    We plan to spend approximately $16.0 million in the remainder of 2001 to complete construction of twelve smaller UTX facilities in North America, support the continued enhancement of our UIX, and upgrade UTX facilities for additional service demands. The smaller UTX facilities can range in size from 500 square feet to 2,000 square feet and are less capital intensive than the facilities that are currently operational.

    Net cash provided by financing activities decreased from $161.2 million for the quarter ended March 31, 2000 to $745,000 for the quarter ended March 31, 2001. The decrease was primarily due to the receipt of net proceeds of $161.9 million from the public issuance of our common stock in the quarter ended March 31, 2000. For the quarter ended March 31, 2001, net cash provided by financing activities was due to proceeds from the exercise of stock options, partially offset by debt repayments and restrictions on our cash balance.

    On April 27, 2001, we filed a Form S-3 Registration Statement with the SEC. This filing enables us, from time to time, to offer to sell debt securities, warrants and stock purchase contracts, either individually or in units, as well as preferred stock, either directly or represented by depositary shares. We may also offer common stock issuable upon the conversion of debt securities or preferred stock, the exercise of warrants or pursuant to stock purchase contracts. On May 15, 2001, we filed with the SEC to withdraw our Form S-3 Registration Statement.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

    In addition to the factors discussed elsewhere in this Form 10-Q and the Company's other reports filed with the SEC, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements we make.

We have incurred substantial losses since our inception, and if we fail to increase our revenues, we will be unable to achieve and maintain profitability.

    We have incurred significant losses since inception and expect to continue to incur losses in the future. As of March 31, 2001, we had an accumulated deficit of $83.4 million. Our revenues have grown from $14.3 million in the year ended December 31, 1999 to $51.1 million in the year ended December 31, 2000 and our revenues of $25.7 million for the first quarter of 2001 were 252% higher than for the same period in 2000. We cannot be certain that our revenues will continue to grow, or that we will achieve sufficient revenues to achieve profitability. We expect to continue to incur increasing expenses in order to:

  •
  expand our activities to further develop our business model and to increase market acceptance;

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

    For example, from time to time we enter into long-term agreements with communications transport suppliers for the supply and installation of communications network capacity. These agreements generally provide for monthly minimum revenue commitments from us, which we must negotiate based on forecasts of our future network capacity requirements. As of March 31, 2001, we were party to contracts that will impose minimum purchase commitments that we anticipate will total approximately $4.1 million per month by December 2001. If we fail to forecast our network capacity requirements accurately or fail to accurately forecast other aspects of our business, it will be difficult for us to become profitable.

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

    To date, we have derived substantially all of our revenues from providing on-going circuit access, and we have only limited experience providing our UTX services. At March 31, 2001, we had operational UTX facilities in Amsterdam, the Netherlands, Atlanta, Boston, Chicago (2 locations), Dallas, London, United Kingdom, Los Angeles, Miami, New York City (3 locations), Phoenix, Portland, San Francisco, Santa Clara, Seattle, Washington D.C., and Vienna, Virginia.

    However, clients may terminate their UTX contracts at any time, and our ability to generate revenues will suffer if we fail to maintain our existing clients and to attract new clients for our UTX services.

    One of our key strategies is to expand our business by opening additional UTX facilities in geographically diverse locations. In addition to our nineteen operational UTX facilities, we expect to construct twelve additional smaller UTX facilities in North America during the remainder of 2001, for a total of 31 completed UTX sites. Construction of UTX facilities is expensive and time-consuming and will cause a significant strain on the capital resources and operation of our business. If we are unable to generate sufficient cash flows or raise sufficient funds, we may have to delay or abandon some or all of our development and expansion plans. A delay in the expansion of our UTX facilities may make it more difficult for us to respond to competitive pressures and establish our presence in the market.

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

    An important component of our strategy is to expand into international markets, such as Europe, Asia and South America, and we recently opened offices in London, United Kingdom, and Amsterdam, the Netherlands. However, we have limited experience operating internationally. The risks inherent in conducting our business internationally include:

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

    Historically, a substantial portion of our revenues has come from a limited number of clients. For example, for the year ended December 31, 1999, our largest client accounted for approximately 38% of our total revenues, and for the year ended December 31, 2000, our four largest clients accounted for approximately 61% of our total revenues. In the quarter ended March 31, 2000, our two largest clients accounted for approximately 47% of our total revenues, while in the first quarter of 2001 our four largest clients accounted for approximately 69% of our total revenues. We have a number of significant revenue contracts with these customers. These contracts expire on various dates between November 2000 and March 2005. If we lose one or more large clients, or if one or more of our large clients reduces the services they purchase from us and we fail to add new clients, our revenues could decline and our results of operations would suffer.

Our clients may fail to pay or be unable to pay their obligations to us in a timely manner or at all.

    Some of our clients may have limited operating histories and may have inadequate financial resources to meet all of their obligations. We have recorded a substantial bad debt expense during the year ended December 31, 1999 and the quarter ended March 31, 2001 primarily in connection with the failure by certain clients to pay their bills. Although we continue to improve our credit approval process, if other clients are unable to meet their obligations to us, we may incur additional bad debt expenses, which could harm our cash flows and results of operations.

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

    Although we believe our existing cash balances will be sufficient to fund our business until we become self-funding through operations, our ability to meet our planned growth may require substantial cash resources. We expect that the anticipated expansion of our UTX facilities, construction of twelve additional facilities in the remainder of 2001 (at an estimated average cost of $500,000 per facility), and our anticipated funding of negative cash flow from operating activities, will require substantial capital.

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

We must continue our marketing and sales initiatives to increase market awareness and sales of our services.

    Our services require a sophisticated sales and marketing effort that targets key people within our prospective clients' organizations. This sales effort requires the efforts of select personnel as well as specialized system and consulting engineers within our organization. Our ability to execute our sales and marketing initiatives depends on many factors, including our ability to train, manage and retain employees. If we are unable to effectively staff our marketing and sales operations, or our marketing efforts are not successful, we may not be able to increase market awareness or sales of our products and services, which may prevent us from achieving and maintaining profitability.

If we do not continue to train, manage and retain employees in our client support organization, clients may significantly reduce purchases of our services.

    Our client support organization is responsible for providing our clients with technical and operational support, and for identifying and developing opportunities to provide additional services to our existing clients. Competition for qualified client support personnel is intense because few people have the necessary level of technical skills and experience in telecommunications provisioning and network management. If we fail to train, manage and retain employees in our client support organization, we may be limited in our ability to gain more business from existing clients, and we may be unable to obtain or maintain current information regarding our clients' and suppliers' communications networks, which could limit our ability to provision future circuits for our clients.

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

    Our ability to successfully offer our services and implement our business plan in a rapidly evolving market requires effective planning and management. We continue to increase the scope of our operations and have substantially increased the number of our employees. At December 31, 1997, we had five employees while at March 31, 2001, we had approximately 443 full-time employees. This growth has placed, and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force. Furthermore, we expect that we will be required to manage multiple relationships with various clients, suppliers and other third parties. We cannot be sure that we will be able to manage our expansion effectively.

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

    We will need to hire additional personnel in our communications provisioning, sales, marketing and support areas in the future, and we believe our success depends, in large part, upon our ability to attract and retain our key employees. Competition for these persons is intense, especially in the communications provisioning area. In particular, we have experienced difficulty in hiring qualified network engineers, and we may not be successful in attracting and retaining these individuals. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel could limit our ability to generate revenues.

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

    Internet Capital Group, Inc., funds affiliated with ComVentures and other stockholders, directors and officers, in the aggregate, beneficially own approximately 53% of our outstanding common stock. These stockholders, acting alone or together, are potentially able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2001, all of our investments were in cash equivalents and short-term investments, except for a $2.0 million long-term minority investment.

    We have operated primarily in the United States and all sales to date have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

Interest Rate Sensitivity

    We maintain our cash equivalents and short-term investments primarily in a portfolio comprised of commercial paper, money market funds, and investment grade debt securities. As of March 31, 2001, all of our investments had maturities of less than twelve months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Exchange Rate Sensitivity

    We currently operate primarily in the United States, and substantially all of our revenues and expenses to date have been in U.S. dollars. Accordingly, we have had no material exposure to foreign currency rate fluctuations.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    In February 2000, a complaint was filed in the Superior Court of California, County of Santa Clara, against us, certain of our directors and officers and other parties by Point West Ventures, LP, previously known as Fourteen Hill Capital, LP and certain other shareholders in Vaultline Incorporated. The claim arises out a letter of intent that we entered into in December 1998 relating to our potential acquisition of Vaultline. The letter stated that it was not binding on the parties except with respect to a $250,000 advance to be made by us and certain obligations of Vaultline. The letter contemplated that we would undertake a due diligence investigation of Vaultline. After performing the due diligence, we determined not to complete the transaction and entered into a mutual settlement agreement and release. Subsequently, Vaultline ceased doing business. The claimants contend that the mutual settlement agreement executed by the president of Vaultline was unauthorized. They allege that we, certain of our officers and directors and others conspired to deprive them of their interests in Vaultline. They are seeking damages in excess of $10,000,000. We believe all of our legal obligations were satisfied and intend to vigorously contest any claims asserted against us relating to this matter. On May 4, 2000, the Superior Court granted our petition to compel arbitration and to stay proceedings pending arbitration. On July 17, 2000, the Superior Court granted the petition made by certain of our directors and officers to compel arbitration and to stay proceedings pending arbitration.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  List of Exhibits

Exhibit Number	Description of Document
3.1**	Certificate of Incorporation of the Company.
3.1.1*	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock
3.2**	Amended and Restated Bylaws of the Company.
4.1**	Form of Company's Common Stock certificate.
4.2**	Form of warrant to purchase shares of Common Stock of the Company issued to Internet Capital Group.
4.3**	Amended and Restated Registration and Informational Rights Agreement, dated June 28, 1999.
4.4**	Amended and Restated Registration and Informational Rights Agreement, dated June 30, 1999.
4.5**	Registration Rights Agreement, dated November 10, 1999.
4.6**	Form of warrant to purchase shares of Common Stock of the Company issued to Advanced Equities.
4.7*	Preferred Stock Rights Agreement, dated as of July 31, 2000, between Universal Access, Inc. and Wells Fargo, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.
4.8****	Registration Rights Agreement dated July 1, 2000.
21.1***	Subsidiaries of Company.

*	Filed with the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on August 9, 2000
**
Filed with the Company's Registration Statement on Form S-1 (No. 333-93039) filed with the Securities and Exchange Commission by the Company in connection with its initial public offering which became effective March 16, 2000.
***	Filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
****	Filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.
(b)	Reports on Form 8-K: None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL ACCESS, INC. (Registrant)
Date May 15, 2001	By	/s/ ROBERT M. BROWN Robert M. Brown Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

Table of Contents
PART I FINANCIAL INFORMATION
  ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES