Form 10-Q
period 2001-06-30
UAXS GLOBAL HOLDINGS INC
filed 2001-08-14
CIK 1070699

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-28-559

UAXS Global Holdings Inc.
(Exact name of registrant as specified in its charter)

UAXS Global Holdings Inc. (Exact name of registrant as specified in its charter)	36-4408076 (I.R.S. Employer Identification No.)
Delaware (State or other jurisdiction of incorporation or organization)	60606 (Zip Code)
233 S. Wacker Drive, Suite 600 Chicago, Illinois (Address of principal executive offices)	(312) 660-5000 (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the issuer's common stock, par value $0.01, as of July 31, 2001 was 92,169,679 shares.

UAXS Global Holdings Inc.
Form 10-Q
Table of Contents

Part I
Financial Information

Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets at December 31, 2000 and June 30, 2001 (Unaudited)	3
	Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2000 and 2001 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 2001 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements	6-8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27
Part II Other Information
Item 1.	Legal Proceedings	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 6.	Exhibits and Reports on Form 8-K	29-30
Signatures		31

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UAXS GLOBAL HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	Dec. 31, 2000	June 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$56,931	$19,718
Short-term investments	50,425	42,696
Accounts receivable, less allowances for doubtful accounts of $1,003 and $3,598, respectively	15,404	14,625
Prepaid expenses and other current assets	5,911	3,709

Total current assets	128,671	80,748
Restricted cash	10,751	13,157
Property and equipment, net	78,675	101,638
Intangible assets, net	6,925	5,729
Long-term investments	2,000	2,035

Total assets	$227,022	$203,307

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$38,994	$33,907
Unearned revenue	7,971	11,064
Notes payable and current portion of term loans	1,092	1,176
Other liabilities	141	2,268

Total current liabilities	48,198	48,415
Notes payable and term loans	1,153	541
Other liabilities	309	2,510

Total liabilities	49,660	51,466
Commitments and contingencies (Note 4)
Stockholders' equity:
Common stock, $.01 par value; 1,000,000,000 shares authorized; 90,856,330 and 92,100,376 shares issued and outstanding	909	921
Common stock warrants	629	629
Additional paid-in-capital	252,736	266,628
Deferred stock plan compensation	(6,735)	(16,057)
Accumulated deficit	(68,387)	(98,289)
Accumulated other comprehensive income	23	(109)
Notes receivable—employees	(1,813)	(1,882)

Total stockholders' equity	177,362	151,841

Total liabilities and stockholders' equity	$227,022	$203,307

The accompanying notes are an integral part of these condensed financial statements.

UAXS GLOBAL HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	2001	2000	2001
Revenues	$9,477	$30,285	$16,812	$55,996
Costs and expenses:
Cost of circuit access	7,452	20,469	13,378	38,099
Operations & administration (excluding stock plan compensation)	13,527	21,692	23,267	43,191
Operations & administration (stock plan compensation)	918	1,085	1,758	2,288
Depreciation & amortization	780	3,110	1,346	4,978

Total costs and expenses	22,677	46,356	39,749	88,556

Operating loss	(13,200)	(16,071)	(22,937)	(32,560)

Other income, net	2,836	1,167	3,499	2,657

Net loss	(10,364)	(14,904)	(19,438)	(29,903)

Basic and diluted net loss per share	$(0.12)	$(0.16)	$(0.30)	$(0.33)
Shares used in computing basic and diluted net loss per share	89,172	91,966	64,894	91,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

UAXS GLOBAL HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2000	2001
Cash flows from operating activities:
Net cash used for operating activities	$(16,052)	$(21,373)

Cash flows from investing activities:
UTX capital expenditures	(6,867)	(20,514)
Non-UTX capital expenditures	(4,038)	(4,326)
Sale/(Purchase) of short-term investments	(48,718)	7,729

Net cash used for investing activities	(59,623)	(17,111)

Cash flows from financing activities:
Debt repayments	(564)	(529)
Restriction on cash balance	(6,709)	(2,406)
Purchase of note receivable		(35)
Proceeds on capital leases, net	661	2,127
Proceeds from initial public offering of common stock	161,942	—
Proceeds from Employee Stock Purchase Plan	—	698
Proceeds from exercise of stock options	1,192	1,548

Net cash provided by financing activities	156,522	1,403

Effect of exchange rate changes on cash	—	(132)
Net increase/(decrease) in cash and cash equivalents	80,847	(37,212)
Cash and cash equivalents, beginning of period	38,024	56,931

Cash and cash equivalents, end of period	$118,871	$19,718

Non-Cash Financing Activities:
Issuance of restricted stock to employees	—	12,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Basis of Presentation

    Effective as of July 20, 2001, Universal Access, Inc. ("UAI") created a new holding company structure and became a wholly-owned subsidiary of UAXS Global Holdings Inc. ("Holdings") pursuant to a merger consummated in accordance with Section 251(g) of the Delaware General Corporation Law. In the merger, the outstanding shares of Common Stock, par value $0.01 per share, of UAI (the "Common Stock") and the outstanding Preferred Share Purchase Rights (the "Rights") of UAI attached to such shares of Common Stock were converted into shares of Common Stock, par value $0.01, and accompanying Preferred Share Purchase Rights of Holdings, on a one-for-one basis. This transaction resulted in no impact to earnings per share. By operation of Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Common Stock and Preferred Share Purchase Rights of Holdings are deemed registered under Section 12(g) of the Exchange Act. Holdings is the successor issuer to UAI under the Securities Act of 1933, as amended, and has succeeded to the effective registration statements and the reporting obligations of UAI. The Common Stock and the Rights, as converted, continue to trade on the Nasdaq National Market under the symbol "UAXS." Holdings is continuing the existing businesses and operations of UAI.

    The accompanying unaudited condensed consolidated financial statements have been prepared by Holdings and its subsidiaries ("the Company" or "we"), and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Financial Statements and Notes thereto included in the Company's 2000 Annual Report on Form 10-K. Results for fiscal 2001 interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2001.

Note 2—Investments

    The Company's short-term investments have original maturities of between three and twelve months, are classified as held-to-maturity and are stated at amortized cost. Investments consist of the following at December 31, 2000 and June 30, 2001 (in thousands):

	2000	2001
Commercial paper	$28,313	$17,217
Certificates of deposit	9,525	4,016
Corporate notes	8,614	10,661
Government agencies	3,973	10,802

Total investments	$50,425	$42,696

Note 3—Property and Equipment, Net

    Property and equipment consists of the following, stated at cost, at December 31, 2000 and June 30, 2001 (in thousands):

	2000	2001
Furniture and fixtures	$5,288	$6,283
Leasehold improvements	6,778	6,344
UTX equipment	22,972	56,072
Computer hardware and software	9,185	12,966
Construction in progress	39,300	28,676

	83,523	110,341
Less: Accumulated depreciation and amortization	(4,848)	(8,703)

Property and equipment, net	$78,675	$101,638

    Construction in progress primarily relates to costs incurred during the expansion of the Company's Universal Transport Exchange ("UTX") facilities.

Note 4—Commitments and Contingencies

    The Company is a party to certain litigation for which the claimants are seeking damages in excess of $10,000,000. The litigation arose out of a letter of intent that the Company entered into in December 1998 relating to the Company's potential acquisition of a business. In the opinion of management, such litigation is without merit and will not have a material adverse effect on the operations or financial condition of the Company. Accordingly, no amount has been accrued as a liability as of December 31, 2000 and June 30, 2001.

    During the three months ended June 30, 2001, we financed approximately $4.6 million of equipment through a sale-leaseback. We have accounted for this as a capital lease.

Note 5—Comprehensive Income

    Comprehensive income, which includes net income and all other non-owner changes in equity during a period, is as follows for the three and six months ended June 30, 2001 (in thousands):

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Net loss	$(14,904)	$(29,903)
Foreign currency translation adjustments	(282)	(132)

Comprehensive net loss	$(15,186)	$(30,035)

    Comprehensive income for the three and six months ended June 30, 2000 consisted only of net income.

Note 6—Impairment Charges

    The Company recorded $646,000 of operations and administration expense during the quarter ended June 30, 2001 for the write-down of goodwill and fixed assets from the division of the Company operating as Pacific Crest Networks ("PCN"). The division currently serves as an Internet service provider ("ISP") with customers consisting of residences and businesses, as well as other ISP's. After management evaluated the expected future cash flows associated with these assets, it was determined that such assets needed to be written down to estimated fair value based on estimated discounted future cash flows in accordance with SFAS No. 121.

    Management believes that all necessary impairment adjustments have been made at June 30, 2001; however, management will continue to evaluate its long lived assets for impairment based on specific events and circumstances.

Note 7—Recent Accounting Pronouncements

    On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," SFAS No. 141 is effective for any business combinations initiated after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method of accounting. Use of the pooling-of-interests method is no longer permitted. SFAS No. 142 will be effective for Universal Access as of January 1, 2002. Under SFAS No. 142, goodwill should no longer be amortized to earnings, but instead be reviewed for impairment on at least an annual basis. We do not anticipate that the adoption of SFAS No. 141 and SFAS No. 142 will have a significant effect on our results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading "Factors That May Affect Future Results." The following discussion provides information and analysis of our results of operations for the three and six months ended June 30, 2001, and our liquidity and capital resources. You should read the following discussion in conjunction with our consolidated financial statements and the related notes included elsewhere in this quarterly report as well as the other reports we file with the Securities and Exchange Commission.

Overview

    We commenced operations on October 2, 1997 for the purpose of facilitating the provisioning, installation and servicing of dedicated communications circuits for service providers who buy network capacity and transport suppliers who sell network capacity. To date, we have derived substantially all of our revenues from providing ongoing, dedicated circuit access. Monthly recurring circuit revenues are generated under client contracts with terms ranging from 12 to 60 months, with an average length of 22 months as of June 30, 2001. Contracts with our clients may be terminated by the client at any time, subject to additional payments. Circuit charges are billed monthly in advance, and circuit revenues are recognized in the month that service is provided. Amounts billed in advance are recorded on the balance sheet as accounts receivable and unearned revenue. At June 30, 2001, unearned revenue was $11.1 million.

    Circuit revenues include bundled charges for provisioning, network management and maintenance services. UTX billing and revenue recognition policies are the same as those described above for circuit revenues.

    Our clients are communications service providers and transport suppliers, such as competitive access providers, incumbent telecommunication service providers, ISP's, and other application and network service providers. Our three largest clients represented approximately 49% of total revenues for the quarter ended June 30, 2000. Our three largest clients represented approximately 60% of total revenues for the quarter ended June 30, 2001.

    To date, cost of circuit access has primarily consisted of amounts paid to transport suppliers for circuits. We have negotiated volume discounts and network route-specific discounts under contracts with many of our suppliers. These contracts generally have terms ranging from three to ten years and include minimum monthly purchase commitments that begin anywhere from six to twelve months after we enter into the contract. As of June 30, 2001, these minimum purchase commitments totaled approximately $3.8 million per month. For the quarter ended June 30, 2001 we have satisfied our purchase commitments under these contracts. In addition, as of June 30, 2001, we were party to contracts that will impose additional minimum purchase commitments. We anticipate our purchase commitments will total approximately $4.1 million per month by December 2001.

    Operations and administration expense consists of salaries and employee benefits, costs associated with the development, expansion and maintenance of our Universal Information Exchange ("UIX") databases, and costs associated with sales, marketing, operations, administration and facilities. In each year since our inception, we have incurred operating losses and net losses, and have experienced negative cash flows from operations. As of June 30, 2001, we had an accumulated deficit of $98.3 million.

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	2001	2000	2001
	(in thousands, except per share data)		(in thousands, except per share data)
Net loss	$(10,364)	$(14,904)	$(19,438)	$(29,903)

Basic and diluted net loss per share	$(0.12)	$(0.16)	$(0.30)	$(0.33)
Basic and diluted net loss per share (excluding non-cash stock option compensation expense)	$(0.11)	$(0.15)	$(0.27)	$(0.30)
Shares used in computing net loss per share	89,172	91,966	64,894	91,647

Results of Operations

Comparison of Three Months and Six Months Ended June 30, 2000 and June 30, 2001

Revenues

    Revenues increased from $9.5 million for the quarter ended June 30, 2000 to $30.3 million for the quarter ended June 30, 2001. Revenues increased from $16.8 million for the six months ended June 30, 2000 to $56.0 million for the six months ended June 30, 2001. Substantially all of our revenues consisted of circuit revenues in each of these periods. Most of the increase in revenues was attributable to an increase in the sales of higher capacity circuits, which generated greater revenues per circuit. In addition, our UTX facilities enable us to provision circuits more efficiently and therefore directly contribute to increases in circuit revenues.

Cost of Circuit Access

    Cost of circuit access increased from $7.5 million for the quarter ended June 30, 2000 to $20.5 million for the quarter ended June 30, 2001. Cost of circuit access increased from $13.4 million for the six months ended June 30, 2000 to $38.1 million for the six months ended June 30, 2001. As a percentage of total revenues, cost of circuit access decreased from 79% for the quarter ended June 30, 2000 to 68% for the quarter ended June 30, 2001. As a percentage of total revenues, cost of circuit access decreased from 80% for the six months ended June 30, 2000 to 68% for the six months ended June 30, 2001. The increase in cost of circuit access in absolute dollars was primarily attributable to an increase in the volume of circuits sold to both an increased number of clients and additional sales to existing clients. The decrease in cost of circuit access as a percentage of total revenues was primarily attributable to volume-pricing efficiencies created by our UIX databases and reflects the successful scaling of our model and the growing efficiencies in our business.

Operations and Administration (Excluding Stock Plan Compensation)

    Operations and administration expenses increased by $8.2 million from $13.5 million for the quarter ended June 30, 2000 to $21.7 million for the quarter ended June 30, 2001. Operations and administration expenses increased $19.9 million from $23.3 million to $43.2 million in the six months ending June 30, 2000 and 2001, respectively. The increase was primarily attributable to significant increases in personnel, continued expansion of our UIX databases, the build-out of our facilities infrastructure, and the write-down of goodwill and fixed assets from the division of the Company operating as PCN.

    Salaries and benefits increased $5.9 million for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. Similarly, facilities costs, including rent and utilities for corporate offices and sales offices, increased $1.6 million for the quarter ended June 30, 2001 as compared to June 30, 2000. Employee placement fees decreased $414,000 for the quarter ended June 30, 2001 as compared to June 30, 2000. Finally, sales and marketing costs, primarily for tradeshows, advertising and promotions, decreased $185,000 for the quarter ended June 30, 2001 as compared to June 30, 2000. Salaries and benefits increased $14.6 million for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Similarly, facilities costs, including rent and utilities for corporate offices and sales offices, increased $4.3 million for the six months ended June 30, 2001 as compared to June 30, 2000. Employee placement fees decreased $1.9 million for the six months ended June 30, 2001 as compared to June 30, 2000. Finally, sales and marketing costs, primarily for tradeshows, advertising and promotions, decreased $726,000 for the six months ended June 30, 2001 as compared to June 30, 2000.

    The number of employees increased from 305 at June 30, 2000 to 408 at June 30, 2001. We expect headcount to remain relatively constant or decline moderately for the remainder of 2001. During 2000, we began operations in London and Amsterdam to increase our presence in Europe, incurring losses from these start-up operations of $1.9 and $3.9 million in the quarter and six months ended June 30, 2001, respectively. We expect losses from our European operations to decrease in the future, as we increase revenue and maintain relatively constant operations and administration expenses.

    The allowance for doubtful accounts increased $2.6 million during the first six months of 2001. Approximately $1.7 million of this amount relates to receivables recorded in accounts receivable and allowance for doubtful accounts for which revenue was deferred as collectibility was not reasonably assured at the time the receivable was recorded.

    We expect total operations and administration expenses to decrease in absolute dollars and as a percentage of revenue as we realize efficiencies from our UIX databases and other corporate infrastructure projects.

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

    Stock plan compensation expense totaled $918,000 for the quarter ended June 30, 2000 and $1.1 million for the quarter ended June 30, 2001. Stock plan compensation expense totaled $1.8 million for the six months ended June 30, 2000 and $2.3 million for the six months ended June 30, 2001. The increase in stock plan compensation charges between periods primarily relates to the granting of restricted stock to certain members of the executive management team during the first quarter of 2001.

    There were 12,037,732 and 13,766,571 stock options outstanding at June 30, 2000 and 2001, respectively. We expect to recognize additional stock plan compensation charges of approximately $2.0 million in the remainder of 2001 and $12.4 million over the three years thereafter.

Depreciation and Amortization

    Depreciation expense includes depreciation of furniture, fixtures and equipment at our office facilities and of equipment and leasehold improvements at our UTX facilities. Depreciation expense increased by $2.1 million in the quarter ended June 30, 2001, compared with the quarter ended June 30, 2000. Depreciation expense increased by $3.3 million in the six months ended June 30, 2001, compared with the six months ended June 30, 2000. The increase in depreciation is primarily attributable to eight additional UTX facilities being placed into operations during the quarter ended June 30, 2001, as well as additional equipment purchases for existing UTX facilities. We expect depreciation expense to increase substantially in the future as we continue to place our UTX facilities into service and purchase additional equipment for existing UTX facilities.

    Amortization expense increased by $183,000 in the quarter ended June 30, 2001, compared with the quarter ended June 30, 2000 Amortization expense increased by $342,000 in the six months ended June 30, 2001, compared with the six months ended June 30, 2000. These amortization expenses relate to intangible assets acquired in connection with the purchases of Pacific Crest Networks, Inc., Stuff Software, Inc. and Tri-Quad Enterprises, Inc. in July 1999, November 1999 and July 2000, respectively.

Other Income (Expense)

    Other income decreased $1.6 million from $2.8 million in the quarter ended June 30, 2000 to $1.2 million for the quarter ended June 30, 2001. Other income decreased $800,000 from $3.5 million in the six months ended June 30, 2000 to $2.7 million for the six months ended June 30, 2001. The decrease in other income was attributable to a decrease in cash and marketable securities. Interest income for the three and six months ended June 30, 2000 and 2001was partially offset by interest expense on notes payable and capital lease obligations.

Income Taxes

    From our inception through September 27, 1998, we elected to be treated as a subchapter S-corporation for income tax purposes. On September 27, 1998, we converted to a C-corporation. At December 31, 2000, we had approximately $60.3 million of federal and state net operating loss carryforwards. These carryforwards may be available to offset future taxable income. Our federal and state net operating loss carryforwards expire at various dates beginning in 2018. Due to the uncertainty that we will generate future earnings sufficient to enable us to realize the benefit of these net operating loss carryforwards, we have recorded a valuation allowance for the full amount of our deferred tax asset. As a result, no income tax benefit has been recorded in our statement of operations. We assess the realizability of our deferred tax asset on an ongoing basis and adjust the valuation allowance based on this assessment. Additionally, Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the use of net operating loss carryforwards if there is a change in ownership, as defined, within any three year period. The utilization of certain net operating loss carryforwards may be limited due to our capital stock transactions.

Liquidity and Capital Resources

    On March 17, 2000 we completed an initial public offering of our common stock that resulted in the issuance of 12,650,000 shares of common stock at an offering price of $14.00 per share. Net proceeds related to this offering totaled $161.9 million. Until the time of our initial public offering, we had financed our operations primarily through private equity placements as well as through borrowings from stockholders and financial institutions. Our principal uses of cash are to fund operating losses, working capital requirements and capital expenditures. At June 30, 2001, we had $19.7 million in cash and cash equivalents and $42.7 million in short-term investments with original maturities between three and twelve months.

    In March 2000, we entered into a lease commitment for office space located in Chicago, Illinois that serves as our corporate headquarters. This commitment will result in lease payments of $4.7 million during fiscal 2001 and $67.2 million of future minimum lease payments through July 2012.

    In March 1999, we entered into a credit agreement with a bank under which we may request the bank to issue letters of credit or we may borrow up to a total of $4.0 million. The agreement provides that outstanding borrowings bear interest at the bank's prime rate. This agreement expired in April 2000 and we did not renew this line of credit. The collateral cash balance in the amount of our outstanding letters of credit expired April 10, 2001.

    In December 1999, we entered into a credit agreement with a bank and borrowed $3.3 million. Outstanding borrowings bear interest at approximately 15% and are secured by specifically identified assets. The agreement expires in November 2002 and requires that we maintain an unrestricted cash balance of at least $15.0 million. As of June 30, 2001, the outstanding balance of this loan was $1.7 million.

    In June 2000, we entered into a credit agreement with a bank under which we may request the bank to issue letters of credit or we may borrow up to a total of $18.0 million. The agreement expired in June 2001 and was renewed with revised terms, which allow the Company to issue letters of credit totaling up to $14 million and require that we maintain a cash balance in a custodial account in an amount approximately equal to the letters of credit outstanding. This agreement may be increased above $14 million if necessary and does not include any specific covenants beyond the custodial account requirements. Letters of credit totaling $13.2 million were outstanding under the agreement as of June 30, 2001 and a $13.2 million cash balance was in a custodial account as of June 30, 2001.

    Net cash used in operating activities increased from $16.1 million for the six months ended June 30, 2000 to $21.4 million for the six months ended June 30, 2001. The increase in net cash used was primarily due to an increase in accounts payable, partially offset by a decrease in accrued expenses.

    Net cash used in investing activities decreased from $59.6 million for the the six months ended June 30, 2000 to $17.1million in the six months ended June 30, 2001. The decrease in net cash used in investing activities relates to the sale of short-term investments, primarily offset by purchases of property and equipment.

    In December 2000, we purchased $21.2 million of equipment for deployment in our UTX facilities. This purchase was recorded within accounts payable at year-end. In March 2001, approximately $5.0 million of this equipment was paid for and deployed, and subsequently financed through a capital lease transaction in May 2001, less approximately $400,000 in software that was purchased by the Company. We intend to return the remaining undeployed equipment to the manufacturer. A corresponding reduction in the accounts payable and related equipment will be recorded at that time.

    Construction, equipment and facility leasing costs incurred in connection with the construction of a UTX facility are capitalized until the facility is placed into operations. Once the facility is placed into operations, these costs are amortized over the lesser of the term of the lease, ranging from seven to 15 years, or the estimated useful life of the equipment. At June 30, 2001 we had UTX construction in process of $28.7 million, and had entered into outstanding UTX equipment orders of approximately $4.6 million and future minimum lease payments of approximately $44.8 million related to UTX facilities.

    We plan to spend approximately $6.0 million in the remainder of 2001 to complete construction of smaller UTX facilities in North America, support the continued enhancement of our UIX databases, and upgrade UTX facilities for additional service demands. The smaller UTX facilities can range in size from 500 square feet to 2,000 square feet and are less capital intensive than the facilities that are currently operational.

    Net cash provided by financing activities decreased from $156.5 million for the six months ended June 30, 2000 to $1.4 million for the six months ended June 30, 2001. The decrease was primarily due to the receipt of net proceeds of $161.9 million from the public issuance of our common stock in the first quarter of 2000. For the six months ended June 30, 2001, net cash provided by financing activities was due to proceeds from the exercise of stock options and capital lease obligations, partially offset by debt repayments and restrictions on our cash balance.

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

Recent Accounting Pronouncements

    On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective for any business combinations initiated after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method of accounting. Use of the pooling-of-interests method is no longer permitted. SFAS No. 142 will be effective for Universal Access as of January 1, 2002. Under SFAS No. 142, goodwill should no longer be amortized to earnings, but instead be reviewed for impairment on at least an annual basis. We do not anticipate that the adoption of SFAS No. 141 and SFAS No. 142 will have a significant effect on our results of operations or financial position.

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

    We have incurred significant losses since inception and expect to continue to incur losses in the future. As of June 30, 2001, we had an accumulated deficit of $98.3 million. Our revenues have grown from $14.3 million in the year ended December 31, 1999 to $51.1 million in the year ended December 31, 2000 and our revenues of $30.3 million for the second quarter of 2001 were 220% higher than for the same period in 2000. We cannot be certain that our revenues will continue to grow, or that we will achieve sufficient revenues to achieve profitability. We expect to continue to incur increasing expenses in order to:

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

    For example, from time to time we enter into long-term agreements with communications transport suppliers for the supply and installation of communications network capacity. These agreements generally provide for monthly minimum revenue commitments from us, which we must negotiate based on forecasts of our future network capacity requirements. As of June 30, 2001, we were party to contracts that will impose minimum purchase commitments that we anticipate will total approximately $4.1 million per month by December 2001. If we fail to forecast our network capacity requirements accurately or fail to accurately forecast other aspects of our business, it will be difficult for us to become profitable.

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

    To date, we have derived substantially all of our revenues from providing on-going circuit access, and we have only limited experience providing our UTX services. At June 30, 2001, we had operational

UTX facilities in Amsterdam, the Netherlands, Atlanta, Boston, Chicago (2 locations), Dallas, London, United Kingdom, Los Angeles, Miami, New York City (3 locations), Phoenix, Portland, San Francisco, Santa Clara, Seattle, Washington D.C., and Vienna, Virginia.

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

    We operate in a highly concentrated, high risk market. Some of our clients may have limited operating histories and may have inadequate financial resources to meet all of their obligations. We have recorded a substantial bad debt expense during the year ended December 31, 1999 and the quarter and six months ended June 30, 2001 primarily in connection with the failure by certain clients to pay their bills. Although we continue to improve our credit approval process, if other clients are unable to meet their obligations to us, we may incur additional bad debt expenses, which could harm our cash flows and results of operations.

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

  •
  companies that provide collocation facilities, such as AboveNet Communications (MFN), AT&T, Equinix, Exodus Communications and Global Center;

  •
  companies that engage in "bandwidth trading", resale, and arbitrage of circuit connectivity such as Arbinet, Bandwidth.com, Enron, and RateExchange;

  •
  competitive access providers, such as AT&T, ELI, ICG Communications, WorldCom, XO Communications, FiberNet and Telseon; and

  •
  incumbent local exchange carriers, such as Verizon, BellSouth and SBC Communications.

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

    Moreover, while recent regulatory initiatives allow carriers such as us to interconnect with incumbent local exchange carrier facilities and to obtain unbundled network elements from incumbent local exchange carriers, certain initiatives also provide increased pricing flexibility for, and relaxation of regulatory oversight of, the incumbent local exchange carrier. This may present incumbent local exchange carriers with an opportunity to subsidize services that compete with our services with revenues generated from non-competitive services. This would allow incumbent local exchange carriers to offer competitive services at lower prices. Existing laws also restrict the regional Bell operating companies from fully competing with us in the market for interstate and international long distance telecommunications services, but also permit the Federal Communications Commission (the "FCC"), to lessen or remove some restrictions. If FCC decisions under existing law, or future amendments to Federal telecommunications laws, permit the regional Bell operating companies to compete fully with us in this market, our revenues from these services could be reduced if these companies are able to attract a substantial portion of our customers.

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

    It typically takes 30 to 90 days to supply a circuit for a client, and we do not begin to recognize revenue until a circuit has been installed and accepted by the client. Once we agree to facilitate the supply of a circuit for a client, we negotiate with one or more transport suppliers and manage the personnel and field technicians of multiple vendors. A client can withdraw its order with minimal liability at any time before accepting the circuit. We may experience difficulties in facilitating the supply of circuits if our transport suppliers run out of capacity, forcing us to look for alternative sources of capacity on short notice. If we are unable to facilitate the supply of a circuit in a timely manner or fail to obtain client acceptance of the circuit, we will be unable to recognize revenues for that circuit, and our operating results would be adversely affected. Furthermore, since our clients may cancel orders at any time before accepting the circuit, we may find it difficult to forecast revenue and plan our expenses accordingly.

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

  •
  power loss;

  •
  telecommunications failures; or

  •
  sabotage or vandalism.

    We may be subject to legal claims and be liable for losses suffered by our clients for disruptions to circuits or damage to client equipment resulting from failures at our facilities or on the networks of third party providers. In addition, we may be subject to legal claims and be liable for losses suffered by clients and carriers who use our UTX facilities. Our contracts with our clients and with carriers who use our UTX facilities attempt to eliminate our liability for consequential or punitive damages and for damage to client equipment not caused by our gross negligence or willful acts. However, those provisions may not protect us from being held liable for those damages. We generally provide outage credits to our clients if circuit disruptions occur. If our circuit failure rate is high, we may incur significant expenses related to circuit outage credits, which would reduce our revenues and gross margins. We would also incur significant expenses in investigating and addressing the causes of such circuit failures, which would divert resources from the expansion of our services and cause our business to suffer. Clients may seek to terminate their contracts with us if there is a circuit failure. In addition, if our circuit failure rate is high, our reputation could be harmed, which would make it difficult for us to retain and attract clients.

    We depend on several large clients, and the loss of one or more of these clients, or a significant decrease in total revenues from any of these clients, could significantly reduce our revenue and income.

    Historically, a substantial portion of our revenues has come from a limited number of clients. For example, for the year ended December 31, 1999, our largest client accounted for approximately 38% of our total revenues, and for the year ended December 31, 2000, our four largest clients accounted for approximately 61% of our total revenues. In the quarter ended June 30, 2000, our three largest clients accounted for approximately 49% of our total revenues, while in the second quarter of 2001 our three largest clients accounted for approximately 60% of our total revenues. We have a number of significant revenue contracts with these customers. These contracts expire on various dates between November 2000 and March 2005. If we lose one or more large clients, or if one or more of our large clients reduces the services they purchase from us and we fail to add new clients, our revenues could decline and our results of operations would suffer.

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

    As a regulated company, we are required to obtain the approval of the FCC and certain state regulators before engaging in certain types of transactions, including some mergers, acquisitions of other regulated companies, sales of all or substantial parts of our business, issuances of stock, and incurrences of debt obligations. The particular types of transactions that require approval differ in each jurisdiction. If we cannot obtain the required approvals, or if we encounter substantial delays in obtaining them, we may not be able to enter into transactions on favorable terms and our flexibility in operating our business will be limited. If our flexibility is limited, we may not be able to optimize our operating results.

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

    We may require additional third-party financing, and if we cannot obtain this financing on commercially reasonable terms, our ability to expand our business may suffer.

    Although we believe our existing cash balances will be sufficient to fund our business until we become self-funding through operations, our ability to meet our planned growth may require substantial cash resources. We expect that the anticipated expansion of our UTX facilities, construction of additional facilities in the remainder of 2001 (at an estimated average cost of $500,000 per facility), and our anticipated funding of negative cash flow from operating activities, will require substantial capital. In addition, part of our expansion strategy includes acquiring complementary businesses and technologies, which may require us to raise additional funds. We do not expect to generate cash flow from operations in the near term that is sufficient to meet our planned cash requirements. Accordingly, our ability to meet our additional future capital needs will depend upon our ability to renegotiate, extend or replace our credit facilities, obtain supplemental financing or raise additional capital. Additional debt financing may limit our financial and operating flexibility. We may not be able to renegotiate or replace our credit and equipment lease facilities on a timely basis, on acceptable terms or at all. Additional equity financing may not be available or may be dilutive to existing stockholders. If we are unable to obtain future financing when needed or on acceptable terms, we may have to delay or abandon our development and expansion plans, which could materially adversely affect our growth and ability to compete.

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

Our effort to develop new service offerings may not be successful.

    We invest significant sales and management resources to developing and selling new service offerings. There are significant out-of-pocket expenses associated with this investment, which in turn reduces resources available to develop our traditional lines of business. The success of these service offerings is uncertain and depends on our ability to successfully coordinate our internal financial, engineering and sales personnel and on many factors outside of our control, including the willingness of our clients to pay for these offerings and the willingness of our vendors to provide the goods and services our new service offerings require. If we are unsuccessful in developing and selling our new service offerings, our growth could be adversely affected.

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

    Our ability to successfully offer our services and implement our business plan in a rapidly evolving market requires effective planning and management. We continue to increase the scope of our operations and have substantially increased the number of our employees. At December 31, 1997, we had five employees while at June 30, 2001, we had approximately 408 full-time employees. This growth has placed, and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our workforce. Furthermore, we expect that we will be required to manage multiple relationships with various clients, suppliers and other third parties. We cannot be sure that we will be able to manage our expansion effectively.

    If we fail to successfully complete the implementation of our management information systems, we may not be able to operate or manage our business effectively.

    We are in the process of augmenting our management information systems to facilitate management of client order, client service, billing and financial applications. Our ability to manage our business could be harmed if we fail to successfully and promptly:

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

  •
  implement a wide area network connecting our main offices and our UTX facilities in different geographic locations; and

  •
  maintain and upgrade our management information systems as necessary.

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

    We have no patented technology that would preclude or inhibit competitors from entering our market. We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our intellectual property. We have applied for registration of certain of our service marks in the United States and in other countries, and have obtained registrations for certain of our service marks in the United States, the European Union, and Switzerland. Even if additional registrations are granted, we may be limited in the scope of services for which we may exclusively use our service marks. We enter into confidentiality agreements with our employees, consultants and partners, and we control access to, and distribution of, our proprietary information. Our intellectual property may be misappropriated or a third party may independently develop similar intellectual property. Moreover, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Unauthorized use of any of our proprietary information could expose us to competition, which would harm our ability to attract new and existing clients and generate revenues.

    Certain stockholders will continue to have substantial control over UAXS Global Holdings Inc. and could delay or prevent a change in corporate control.

    Internet Capital Group, Inc., funds affiliated with ComVentures and other stockholders, directors and officers, in the aggregate, beneficially own approximately 52% of our outstanding common stock. These stockholders, acting alone or together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

    Provisions of our charter documents may have anti-takeover effects that could prevent a change in corporate control.

    Provisions of our certificate of incorporation, bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be a benefit to our stockholders.

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

  •
  changes in market valuations of telecommunications and Internet-related companies;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2001, all of our investments were in cash equivalents and short-term investments, except for a $2.0 million long-term minority investment.

    We have operated primarily in the United States and substantially all sales to date have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

Interest Rate Sensitivity

    We maintain our cash equivalents and short-term investments primarily in a portfolio comprised of commercial paper, money market funds, and investment grade debt securities. As of June 30, 2001, all of these investments had maturities of less than twelve months. Accordingly, we do not believe that these investments have significant exposure to interest rate risk.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The only item submitted for a vote of security holders during the second quarter of the fiscal year ending December 31, 2001 was the election of two directors at the annual meeting of stockholders held May 25, 2001. The Board of Directors is divided into three classes, each with a three-year term expiring at the annual meeting of stockholders to be held in the year indicated: Class I (2003), Class II (2004) and Class III (2002). The Board of Directors nominated Robert J. Pommer, Jr. and Roland A. Van der Meer to serve as Class II directors. The stockholders elected each nominee to a three-year term, with stockholders representing the indicated number of shares voting in favor of or voting against each nominee: (a) Mr. Pommer, 79,268,760 in favor and 1,910,124 against; and (b) Mr. Van der Meer: 80,625,633 in favor and 533,251 against. Of the 91,736,019 shares of common stock outstanding and entitled to be voted at the annual meeting, a total of 81,178,884 shares, or 88.5% of the total, were represented at the meeting. The terms of each of our Class I and Class III directors, Paolo Guidi, Carolyn F. Katz, Joseph L. Schocken, Kevin P. Powers, Patrick C. Shutt, and John F. Slevin, continued after the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  List of Exhibits

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger among the Company, Migration Corporation and Universal Access, Inc. dated July 18, 2001.
3.1	Certificate of Incorporation of the Company.
3.1.1	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.
3.2	Bylaws of the Company.
4.1	Form of the Company's Common Stock certificate.
4.2**	Form of warrant to purchase shares of Common Stock of the Company issued to Internet Capital Group.
4.3**	Amended and Restated Registration and Informational Rights Agreement, dated June 28, 1999.
4.4**	Amended and Restated Registration and Informational Rights Agreement, dated June 30, 1999.
4.5**	Registration Rights Agreement, dated November 10, 1999.
4.6**	Form of warrant to purchase shares of Common Stock of the Company issued to Advanced Equities.
4.7*	Preferred Stock Rights Agreement, dated as of July 31, 2000, between Universal Access, Inc. and Wells Fargo, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.
4.7.1	Assumption of and Amendment to the Universal Access, Inc. Preferred Stock Rights Agreement dated July 13, 2001.
4.8***	Registration Rights Agreement dated July 1, 2000.

*	Filed with the Company's Registration Statement on Form 8-A, filed with the SEC on August 9, 2000
**	Filed with the Company's Registration Statement on Form S-1 (No. 333-93039) filed with the SEC by the Company in connection with its initial public offering which became effective March 16, 2000.
***	Filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.
(b)	Reports on Form 8-K:

    The Company filed a Form 8-K dated April 24, 2001 with excerpts from a press release announcing its financial results for the quarter ended March 31, 2001. The Form 8-K included (i) Condensed Consolidated Statements of Operations for the quarters ended March 31, 2001, December 31, 2000 and March 31, 2000 and (ii) Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000.

    The Company filed a Form 8-K/A dated April 24, 2001 with excerpts from a press release announcing its financial results for the quarter ended March 31, 2001. The Form 8-K included (i) Condensed Consolidated Statements of Operations for the quarters ended March 31, 2001,

December 31, 2000 and March 31, 2000 and (ii) Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000.

30

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UAXS GLOBAL HOLDINGS INC. (Registrant)
Date August 14, 2001	By	/s/ ROBERT M. BROWN Robert M. Brown Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

UAXS Global Holdings Inc. Form 10-Q Table of Contents
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UAXS GLOBAL HOLDINGS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited) (in thousands, except share data)
UAXS GLOBAL HOLDINGS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in thousands, except per share data)
UAXS GLOBAL HOLDINGS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIGNATURES