Form 10-Q
period 2001-09-30
UNIVERSAL ACCESS GLOBAL HOLDINGS INC
filed 2001-11-14
CIK 1070699

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-28-559

Universal Access Global Holdings Inc.
(Exact name of registrant as specified in its charter)

Universal Access Global Holdings Inc. (Exact name of registrant as specified in its charter)	36-4408076 (I.R.S. Employer Identification No.)
Delaware (State or other jurisdiction of incorporation or organization)	60606 (Zip Code)
233 S. Wacker Drive, Suite 600 Chicago, Illinois (Address of principal executive offices)	(312) 660-5000 (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the issuer's common stock, par value $0.01, as of October 31, 2001 was 94,538,129 shares.

Universal Access Global Holdings Inc.
Form 10-Q
Table of Contents

Part I
Financial Information

Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets at December 31, 2000 and September 30, 2001 (Unaudited)	3
	Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2000 and 2001 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 2001 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements	6-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
Part II Other Information
Item 1.	Legal Proceedings	30
Item 6.	Exhibits and Reports on Form 8-K	31
Signatures		32

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	Dec. 31, 2000	September 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$56,931	$14,684
Short-term investments	50,425	27,216
Accounts receivable, less allowances for doubtful accounts of $1,003 and $4,673, respectively	15,404	20,419
Prepaid expenses and other current assets	5,911	4,441

Total current assets	128,671	66,760
Restricted cash	10,751	13,157
Property and equipment, net	78,675	102,285
Intangible assets, net	6,925	5,461
Long-term investments	2,000	0

Total assets	$227,022	$187,663

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$38,994	$37,257
Unearned revenue	7,971	11,538
Notes payable and current portion of term loans	1,092	1,222
Short-term restructuring liability		5,895
Other liabilities	141	2,605

Total current liabilities	48,198	58,517
Notes payable and term loans	1,153	222
Long-term restructuring liability		27,657
Other liabilities	309	2,030

Total liabilities	49,660	88,426
Commitments and contingencies (Note 4)
Stockholders' equity:
Common stock, $.01 par value; 1,000,000,000 shares authorized; 90,856,330 and 94,335,739 shares issued and outstanding	909	943
Common stock warrants	629	629
Additional paid-in-capital	252,736	267,153
Deferred stock plan compensation	(6,735)	(4,109)
Accumulated deficit	(68,387)	(162,781)
Accumulated other comprehensive income	23	(8)
Notes receivable—employees	(1,813)	(2,590)

Total stockholders' equity	177,362	99,237

Total liabilities and stockholders' equity	$227,022	$187,663

The accompanying notes are an integral part of these condensed financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
Revenues	$14,029	$30,722	$30,841	$86,718
Costs and expenses:
Cost of circuit access	10,336	20,737	23,714	58,836
Operations & administration (excluding stock plan compensation)	16,530	17,579	39,797	60,770
Operations & administration (stock plan compensation)	843	12,468	2,601	14,756
Depreciation & amortization	1,488	4,072	2,834	9,051
Restructuring		40,879		40,879

Total costs and expenses	29,197	95,735	68,946	184,292

Operating loss	(15,168)	(65,013)	(38,105)	(97,574)

Other income, net	2,649	522	6,148	3,180

Net loss	(12,519)	(64,491)	(31,957)	(94,394)

Basic and diluted net loss per share	$(0.14)	$(0.70)	$(0.44)	$(1.03)
Shares used in computing basic and diluted net loss per share	89,608	92,200	73,352	91,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2000	2001
Cash flows from operating activities:
Net cash used for operating activities	$(27,633)	$(34,494)

Cash flows from investing activities:
UTX capital expenditures	(10,293)	(26,812)
Non-UTX capital expenditures	(10,662)	(5,868)
Purchase of Tri-Quad Enterprises	(3,150)
Purchase of long-term investments	(2,000)
Sale/(Purchase) of short-term investments	(54,881)	23,209

Net cash used for investing activities	(80,986)	(9,471)

Cash flows from financing activities:
Debt repayments	(747)	(802)
Restriction on cash balance	(10,353)	(2,406)
Proceeds on capital leases, net	—	2,163
Proceeds from initial public offering of common stock	162,361	—
Proceeds from Employee Stock Purchase Plan	—	698
Proceeds from exercise of stock options	1,194	1,601
Other	130	495

Net cash provided by financing activities	152,585	1,749

Effect of exchange rate changes on cash	24	(31)
Net increase/(decrease) in cash and cash equivalents	43,990	(42,247)
Cash and cash equivalents, beginning of period	38,024	56,931

Cash and cash equivalents, end of period	$82,014	$14,684

Non-Cash Financing Activities:
Issuance of restricted stock to employees	$—	$12,492
Details of acquisition of Tri-Quad Enterprises, Inc.
Liabilities assumed	$52	$—
Value of common stock issued	$3,518	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Basis of Presentation

    Effective as of July 20, 2001, Universal Access, Inc. ("UAI") created a new holding company structure and became a wholly-owned subsidiary of UAXS Global Holdings Inc. ("Holdings") pursuant to a merger consummated in accordance with Section 251(g) of the Delaware General Corporation Law. In the merger, the outstanding shares of Common Stock, par value $0.01 per share, of UAI (the "Common Stock") and the outstanding Preferred Share Purchase Rights (the "Rights") of UAI attached to such shares of Common Stock were converted into shares of Common Stock, par value $0.01, and accompanying Preferred Share Purchase Rights of Holdings, on a one-for-one basis. This transaction resulted in no impact to earnings per share. By operation of Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Common Stock and Preferred Share Purchase Rights of Holdings are deemed registered under Section 12(g) of the Exchange Act. Holdings is the successor issuer to UAI under the Securities Act of 1933, as amended (the "Securities Act"), and has succeeded to the effective registration statements and the reporting obligations of UAI. The Common Stock and the Rights, as converted, continue to trade on the Nasdaq National Market under the symbol "UAXS." Holdings is continuing the existing businesses and operations of UAI.

    Effective as of October 29, 2001, Holdings changed its name from "UAXS Global Holdings Inc." to "Universal Access Global Holdings Inc."

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

Note 2—Investments

    The Company's short-term investments have original maturities of between three and twelve months, are classified as held-to-maturity and are stated at amortized cost. Investments consist of the following at December 31, 2000 and September 30, 2001 (in thousands):

	2000	2001
Commercial paper	$28,313	$8,750
Certificates of deposit	9,525	4,040
Corporate notes	8,614	5,004
Government agencies	3,973	9,422

Total investments	$50,425	$27,216

Note 3—Property and Equipment, Net

    Property and equipment consists of the following, stated at cost, at December 31, 2000 and September 30, 2001 (in thousands):

	2000	2001
Furniture and fixtures	$5,288	$5,404
Leasehold improvements	6,778	3,869
UTX equipment	22,972	61,883
Computer hardware and software	9,185	15,774
Construction in progress	39,300	26,554

	83,523	113,484
Less: Accumulated depreciation and amortization	(4,848)	(11,199)

Property and equipment, net	$78,675	$102,285

    Construction in progress primarily relates to costs incurred during the expansion of the Company's Universal Transport Exchange ("UTX") facilities and approximately $16 million of undeployed UTX equipment that the Company intends to return to the manufacturer.

Note 4—Commitments and Contingencies

    On November 5, 2001, a complaint was filed in federal district court for the Southern District of New York on behalf of a purported class of persons who purchased the Company's stock between March 16, 2000 and December 6, 2000. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities. The complaint brings claims for violation of several provisions of the federal securities laws against those underwriters, and also against the Company and certain of its present and former directors and officers. The Company believes that the allegations are without merit and intends to defend the litigation vigorously.

    The Company is a party to certain litigation for which the claimants are seeking damages in excess of $10,000,000. The litigation arose out of a letter of intent that the Company entered into in December 1998 relating to the Company's potential acquisition of a business. In the opinion of management, such litigation is without merit and will not have a material adverse effect on the operations or financial condition of the Company. Accordingly, no amount has been accrued as a liability as of December 31, 2000 and September 30, 2001.

Note 5—Comprehensive Income

    Comprehensive income, which includes net income and all other non-owner changes in equity during a period, is as follows for the three and nine months ended September 30, 2001 (in thousands):

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Net loss	$(64,491)	$(94,394)
Foreign currency translation adjustments	101	(31)

Comprehensive net loss	$(64,390)	$(94,425)

    Comprehensive income for the three and nine months ended September 30, 2000 consisted only of net income.

Note 6—Impairment Charges

    The Company recorded $646,000 of operations and administration expense during the quarter ended June 30, 2001 for the write-down of goodwill and fixed assets from the division of the Company operating as Pacific Crest Networks ("PCN"). The division currently serves as an Internet service provider ("ISP") with customers consisting of residences and businesses, as well as other ISP's. After management evaluated the expected future cash flows associated with these assets, it was determined that such assets needed to be written down to estimated fair value based on estimated discounted future cash flows in accordance with SFAS No. 121. During the quarter ended September 30, 2001, the Company sold $145,000 of PCN assets and recognized the proceeds as a reduction of the previously recognized impairment charge.

    Management believes that all necessary impairment adjustments have been made at September 30, 2001; however, management will continue to evaluate its long lived assets for impairment based on specific events and circumstances.

Note 7—Restructuring Charges

    In the third quarter ended September 30, 2001, the Company recorded a one-time restructuring charge of $40.9 million. Based on the strategic direction of the Company and the overall state of the telecom industry, management made the decision to restructure the Company in an effort to remain on target to achieve the Company's 2002 financial objectives and reduce SG&A costs. The charge primarily includes severance, facility exit costs, the write down of assets and equipment leases related to workforce and office space reductions and the write down of certain investments. The workforce reduction affected approximately 150 employees or 40% of June 30, 2001 world-wide employees, of which 109 have been paid as of September 30, 2001. The reorganization of the company affected all functional areas. The following summarizes the significant components of the restructuring reserve at September 30, 2001:

	Restructuring Charge	Costs—Non Cash		Incurred Cash Payments	Balance at September 30, 2001
	(Dollars in thousands)
Severance and Benefits	$2,580	$		$1,372	$1,208
Write-down of assets	$3,389		$3,389	$—	$—
Facility exit costs, net of estimated sublease recoveries	$32,042		$—	$389	$31,653
Investments	$2,149		$2,149	$—	$—
Other	$719		$—	$28	$691

Total	$40,879		$5,538	$1,789	$33,552

    Facility exit costs represent rent payments the company is contractually obligated to pay through 2013, net of estimated sublease recoveries. Substantially all of the other restructuring costs are expected to be paid in 2001. The company expects to pay $3.1 million of restructuring costs in the remainder of 2001, $4.1 million in 2002, $3.1 million in 2003, $2.6 million in 2004, $2.6 million in 2005, $2.7 million in 2006, and $15.4 million thereafter. All restructuring costs will be paid by 2013.

    The company used estimates to calculate the restructuring charge, including the ability and timing of the company to sublease space. These estimates may change based on future events.

    As part of the restructuring, the company is writing down the entire purchase price of an investment it made in 2000. The investment represented a 1% ownership in a privately held company.

Note 8—Stock Plan Compensation

    In the third quarter ended September 30, 2001, the Company repurchased restricted stock previously issued to its executives and granted replacement stock options with a strike price of $0, which were granted and exercised on September 28, 2001. The company issued a loan, with an interest rate of 6%, to these executives to cover the taxes on this issuance. The company recognized a one-time stock compensation charge of $11.5 million relating to this transaction.

Note 9—Recent Accounting Pronouncements

    On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," SFAS No. 141 is effective for any business combinations initiated after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method of accounting. Use of the pooling-of-interests method is no longer permitted. SFAS No. 142 will be effective for Universal Access as of January 1, 2002. Under SFAS No. 142, goodwill should no longer be amortized to earnings, but instead be reviewed for impairment on at least an annual basis. We do not anticipate that the adoption of SFAS No. 141 and SFAS No. 142 will have a significant effect on our results of operations or financial position.

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required for adoption for fiscal years beginning after June 14, 2002. We do not anticipate that the adoption of SFAS No. 143 will have a significant effect on our results of operations or financial position.

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is required for adoption for fiscal years beginning after December 15, 2001. We do not anticipate that the adoption of SFAS No. 144 will have a significant effect on our results of operations or financial position.

Note 10—Subsequent Events

    In November 2001, the Company offered to exchange outstanding unexercised employee stock options having an exercise price of at least $2.50 per share for shares of restricted stock. As of October 30, 2001 there were issued and outstanding options to purchase 3,830,170 shares of our common stock eligible to participate in the offer. If we receive and accept for exchange all outstanding eligible options, we would issue a total of 3,613,670 shares of restricted stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading "Factors That May Affect Future Results." The following discussion provides information and analysis of our results of operations for the three and nine months ended September 30, 2001 in each case as compared with the three and nine months ended September 30, 2000, respectively, and our liquidity and capital resources. You should read the following discussion in conjunction with our consolidated financial statements and the related notes included elsewhere in this quarterly report as well as the other reports we file with the SEC.

Overview

    We commenced operations on October 2, 1997 for the purpose of facilitating the provisioning, installation and servicing of dedicated communications circuits for service providers who buy network capacity and transport suppliers who sell network capacity. To date, we have derived substantially all of our revenues from providing ongoing, dedicated circuit access. Monthly recurring circuit revenues are generated under client contracts with terms ranging from 12 to 60 months, with an average length of 22 months as of September 30, 2001. Contracts with our clients may be terminated by the client at any time, subject to additional payments. Circuit charges are billed monthly in advance, and circuit revenues are recognized in the month that service is provided. Amounts billed in advance are recorded on the balance sheet as accounts receivable and unearned revenue. At September 30, 2001, unearned revenue was $11.5 million.

    Circuit revenues include bundled charges for provisioning, network management and maintenance services. UTX billing and revenue recognition policies are the same as those described above for circuit revenues.

    Our clients are communications service providers and transport suppliers, such as competitive access providers, incumbent telecommunication service providers, ISP's, and other application and network service providers. Our four largest clients represented approximately 69% of total revenues for the quarter ended September 30, 2000. Our three largest clients represented approximately 62% of total revenues for the quarter ended September 30, 2001.

    To date, cost of circuit access has primarily consisted of amounts paid to transport suppliers for circuits. We have negotiated volume discounts and network route-specific discounts under contracts with many of our suppliers. These contracts generally have terms ranging from three to ten years and include minimum monthly purchase commitments that begin anywhere from six to twelve months after we enter into the contract. As of September 30, 2001, these minimum purchase commitments totaled approximately $3.1 million per month. In addition, as of September 30, 2001, we were party to contracts that will impose additional minimum purchase commitments. We anticipate our purchase commitments will total approximately $4.1 million per month by December 2001.

    Operations and administration expense consists of salaries and employee benefits, costs associated with the development, expansion and maintenance of our Universal Information Exchange ("UIX") databases, and costs associated with sales, marketing, operations, administration and facilities. In each year since our inception, we have incurred operating losses and net losses and have experienced negative cash flows from operations. As of September 30, 2001, we had an accumulated deficit of $162.8 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
	(in thousands, except per share data)		(in thousands, except per share data)
Net loss	$(12,519)	$(64,491)	$(31,957)	$(94,394)

Basic and diluted net loss per share	$(0.14)	$(0.70)	$(0.44)	$(1.03)
Shares used in computing net loss per share	89,608	92,200	73,352	91,834

Results of Operations

Comparison of Three Months and Nine Months Ended September 30, 2000 and September 30, 2001

Revenues

    Revenues increased from $14.0 million for the quarter ended September 30, 2000 to $30.7 million for the quarter ended September 30, 2001. Revenues increased from $30.8 million for the nine months ended September 30, 2000 to $86.7 million for the nine months ended September 30, 2001. Substantially all of our revenues consisted of circuit revenues in each of these periods. Most of the increase in revenues was attributable to an increase in the sales of higher capacity circuits, which generated greater revenues per circuit. In addition, our UTX facilities enable us to provision circuits more efficiently and therefore directly contribute to increases in circuit revenues. Despite higher disconnect levels early in the quarter, the Company was able to increase revenues from its major customers and close a significant assignment transaction during the third quarter of 2001.

Cost of Circuit Access

    Cost of circuit access increased from $10.3 million for the quarter ended September 30, 2000 to $20.7 million for the quarter ended September 30, 2001. Cost of circuit access increased from $23.7 million for the nine months ended September 30, 2000 to $58.8 million for the nine months ended September 30, 2001. As a percentage of total revenues, cost of circuit access decreased from 74% for the quarter ended September 30, 2000 to 67% for the quarter ended September 30, 2001. As a percentage of total revenues, cost of circuit access decreased from 77% for the nine months ended September 30, 2000 to 68% for the nine months ended September 30, 2001. The increase in cost of circuit access in absolute dollars was primarily attributable to an increase in the volume of circuits sold both to an increased number of clients and as a result of additional sales to existing clients. The decrease in cost of circuit access as a percentage of total revenues was primarily attributable to volume-pricing efficiencies created by our UIX databases and reflects the successful scaling of our model and the growing efficiencies in our business.

Operations and Administration (Excluding Stock Plan Compensation)

    Operations and administration expenses increased by $1.1 million from $16.5 million for the quarter ended September 30, 2000 to $17.6 million for the quarter ended September 30, 2001. Operations and administration expenses increased $21.0 million from $39.8 million to $60.8 million in the nine months ending September 30, 2000 and 2001, respectively. The increase was primarily attributable to significant increases in personnel costs, continued expansion of our UIX databases, the build-out of our facilities infrastructure, and the write-down of goodwill and fixed assets from the division of the Company operating as PCN.

    Salaries and benefits increased $2.1 million for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. Similarly, facilities costs, including rent and utilities for corporate offices and sales offices, increased $1.1 million for the quarter ended September 30, 2001 as compared to September 30, 2000. Employee placement fees decreased $198,000 for the quarter ended September 30, 2001 as compared to September 30, 2000. Finally, sales and marketing costs, primarily for tradeshows, advertising and promotions, decreased $324,000 for the quarter ended September 30, 2001 as compared to September 30, 2000. Salaries and benefits increased $14.4 million for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Similarly, facilities costs, including rent and utilities for corporate offices and sales offices, increased $5.0 million for the nine months ended September 30, 2001 as compared to September 30, 2000. Employee placement fees decreased $2.1 million for the nine months ended September 30, 2001 as compared to September 30, 2000. Finally, sales and marketing costs, primarily for tradeshows, advertising and promotions, decreased $442,000 for the nine months ended September 30, 2001 as compared to September 30, 2000.

    The number of employees decreased from 405 at September 30, 2000 to 274 at September 30, 2001. We expect headcount to remain relatively constant for the remainder of 2001. During 2000, we began operations in London and Amsterdam to increase our presence in Europe, incurring losses from these start-up operations of $1.4 and $5.2 million in the quarter and nine months ended September 30, 2001, respectively. We expect losses from our European operations to decrease in the future, as we decrease our operations and administration expenses.

    The allowance for doubtful accounts increased $3.7 million during the first nine months of 2001. Approximately $1.9 million of this amount relates to receivables which were recorded in accounts receivable and allowance for doubtful accounts and for which revenue was deferred, as collectibility was not reasonably assured at the time the receivable was recorded.

    We expect total operations and administration expenses to decrease in dollars and as a percentage of revenue as we realize efficiencies from our UIX databases, other corporate infrastructure projects and our recent restructuring efforts.

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

    Stock plan compensation expense totaled $843,000 for the quarter ended September 30, 2000 and $12.5 million for the quarter ended September 30, 2001. Stock plan compensation expense totaled $2.6 million for the nine months ended September 30, 2000 and $14.8 million for the nine months ended September 30, 2001. The increase in stock plan compensation charges between periods primarily relates to the repurchase of nonvested restricted stock and the issuance of replacement options during the third quarter of 2001 as described in Note 8 of the financial statements.

    There were 13,088,972 and 12,615,926 stock options outstanding at September 30, 2000 and 2001, respectively. We expect to recognize stock plan compensation charges associated with the employee stock option exchange program as described in Note 10 of the financial statements and additional stock plan compensation charges of approximately $509,000 in the remainder of 2001 and $2.0 million over the three years thereafter.

Depreciation and Amortization

    Depreciation expense includes depreciation of furniture, fixtures and equipment at our office facilities and of equipment and leasehold improvements at our UTX facilities. Depreciation expense increased by $2.7 million in the quarter ended September 30, 2001, compared with the quarter ended September 30, 2000. Depreciation expense increased by $5.9 million in the nine months ended September 30, 2001, compared with the nine months ended September 30, 2000. The increase in depreciation in the nine months ended September 30, 2000 and September 30, 2001 is primarily attributable to the Company starting to depreciate eight additional UTX facilities during the quarter ended June 30, 2001, and one UTX facility during the quarter ended September 30, 2001, as well as additional equipment purchases for existing UTX facilities. We expect depreciation expense to increase in the future as we continue to place new UTX facilities into service and purchase additional equipment for existing UTX facilities.

    Amortization expense decreased by $66,000 in the quarter ended September 30, 2001, compared with the quarter ended September 30, 2000 Amortization expense increased by $276,000 in the nine months ended September 30, 2001, compared with the nine months ended September 30, 2000. These amortization expenses relate to intangible assets acquired in connection with the purchases of Pacific Crest Networks, Stuff Software and Tri-Quad Enterprises, Inc. in July 1999, November 1999 and July 2000, respectively.

Restructuring

    In the third quarter ended September 30, 2001, the company recorded a restructuring charge of $40.9 million. Based on the strategic direction of the Company and the overall state of the telecom industry, management made the decision to restructure the Company in an effort to remain on target to achieve the Company's 2002 financial objectives and reduce SG&A costs. The charge primarily includes severance, facility exit costs, the write down of assets and equipment leases related to workforce and office space reductions, and the write down of certain investments. The workforce reduction represents approximately 150 employees or 40% of June 30, 2001 world-wide employees of which 109 have been paid as of September 30, 2001. The reorganization of the company affected all functional areas. The following summarizes the significant components of the restructuring reserve at September 30, 2001:

	Restructuring Charge	Costs—Non Cash	Incurred Cash Payments	Balance at September 30, 2001
	(Dollars in thousands)
Severance and Benefits	$2,580	$—	$1,372	$1,208
Write-down of assets	$3,389	$3,389	$—	$—
Facility exit costs, net of estimated sublease recoveries	$32,042	$—	$389	$31,653
Investments	$2,149	$2,149	$—	$—
Other	$719	$—	$28	$691

Total	$40,879	$5,538	$1,789	$33,552

    Facility exit costs represent rent payments the company is contractually obligated to pay through 2013 net of estimated sublease recoveries. Substantially all of the other restructuring costs are expected to be paid in 2001. The company expects to pay $3.1 million of restructuring costs in the remainder of 2001, $4.1 million in 2002, $3.1 million in 2003, $2.6 million in 2004, $2.6 million in 2005, $2.7 million in 2006, and $15.4 million thereafter. All restructuring costs will be paid by 2013.

    The company used estimates to calculate the restructuring charge including the ability and timing of the company to sublease space. These estimates may change based on future events.

    As part of the restructuring, the company is writing down the entire purchase price investment it made in 2000. The investment represented a 1% ownership in a privately held company.

Other Income (Expense)

    Other income decreased $2.1 million from $2.6 million in the quarter ended September 30, 2000 to $522,000 for the quarter ended September 30, 2001. Other income decreased $3 million from $6.1 million in the nine months ended September 30, 2000 to $3.2 million for the nine months ended September 30, 2001. The decrease in other income was attributable to a decrease in cash and marketable securities. Interest income for the three and nine months ended September 30, 2000 and 2001 was partially offset by interest expense on notes payable and capital lease obligations.

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

Liquidity and Capital Resources

    On March 17, 2000 we completed an initial public offering of our common stock that resulted in the issuance of 12,650,000 shares of common stock at an offering price of $14.00 per share. Net proceeds related to this offering totaled $161.9 million. Until the time of our initial public offering, we had financed our operations primarily through private equity placements as well as through borrowings from stockholders and financial institutions. Our principal uses of cash are to fund operating losses, working capital requirements and capital expenditures. At September 30, 2001, we had $14.7 million in cash and cash equivalents and $27.2 million in short-term investments with original maturities between three and twelve months.

    In March 2000, we entered into a lease commitment for office space located in Chicago, Illinois that serves as our corporate headquarters. This commitment will result in lease payments of $4.7 million during fiscal 2001 and $67.2 million of future minimum lease payments through July 2012. As part of our restructuring in the third quarter of 2001, $20.3 million of these future payments was charged to restructuring expense in the third quarter of 2001. We expect to recover an additional $25.2 million through subleasing a portion of our office space. These amounts represent significant estimates and may change based on future events.

    In March 1999, we entered into a credit agreement with a bank under which we may request the bank to issue letters of credit or we may borrow up to a total of $4.0 million. The agreement provides that outstanding borrowings bear interest at the bank's prime rate. This agreement expired in

April 2000 and we did not renew this line of credit. The cash balance in the amount of our outstanding letters of credit expired April 10, 2001.

    In December 1999, we entered into a credit agreement with a bank and borrowed $3.3 million. Outstanding borrowings bear interest at approximately 15% and are secured by specifically identified assets. The agreement expires in November 2002 and requires that we maintain an unrestricted cash balance of at least $15.0 million. As of September 30, 2001, the outstanding balance of this loan was $1.3 million.

    In June 2000, we entered into a credit agreement with a bank under which we may request the bank to issue letters of credit or we may borrow up to a total of $18.0 million. The agreement expired in June 2001 and was renewed with revised terms, which allow the Company to request that the bank issue letters of credit totaling up to $14 million and require that we maintain a cash balance in a custodial account in an amount approximately equal to the letters of credit outstanding. This agreement may be increased above $14 million if necessary and does not include any specific covenants beyond the custodial account requirements. Letters of credit totaling $13.2 million were outstanding under the agreement as of September 30, 2001 and a $13.2 million cash balance was in a custodial account as of September 30, 2001.

    Net cash used in operating activities increased from $27.6 million for the nine months ended September 30, 2000 to $34.5 million for the nine months ended September 30, 2001. The increase in net cash used was primarily due to an increase in operating expenses.

    Net cash used in investing activities decreased from $81.0 million for the the nine months ended September 30, 2000 to $7.5 million in the nine months ended September 30, 2001. The decrease in net cash used in investing activities relates to the sale of short-term investments, primarily offset by purchases of property and equipment.

    In December 2000, we purchased $21.2 million of equipment for deployment in our UTX facilities. This purchase was recorded within accounts payable at year-end. In March 2001, approximately $5.0 million of this equipment was paid for and deployed, and subsequently refinanced through a capital lease transaction in May 2001, less approximately $400,000 in software that was purchased by the Company. We intend to return the remaining undeployed equipment to the manufacturer. A corresponding reduction in the accounts payable and related equipment will be recorded at that time.

    Construction, equipment and facility leasing costs incurred in connection with the construction of a UTX facility are capitalized until the facility is placed into operations. Once the facility is placed into operations, these costs are amortized over the lesser of the term of the lease, ranging from seven to 15 years, and the estimated useful life of the equipment. At September 30, 2001 we had UTX construction in process of $25.3 million, had entered into outstanding UTX equipment orders of approximately $128,000 and had future minimum lease payments of approximately $43.8 million related to UTX facilities.

    We expect to spend approximately $3.0 million in the remainder of 2001 to complete construction of smaller UTX facilities in North America, support the continued enhancement of our UIX databases, and upgrade UTX facilities for additional service demands. The smaller UTX facilities can range in size from 500 square feet to 2,000 square feet and are less capital intensive than the facilities that are currently operational.

    Net cash provided by financing activities decreased from $152.6 million for the nine months ended September 30, 2000 to $1.7 million for the nine months ended September 30, 2001. The decrease was primarily due to the receipt of net proceeds of $161.9 million from the public issuance of our common stock in the first quarter of 2000. For the nine months ended September 30, 2001, net cash provided by financing activities was due to proceeds from the exercise of stock options partially offset by debt repayments and restrictions on our cash balance.

    Our future capital requirements will depend on a number of factors, including market acceptance of our services, the resources we devote to developing, selling and marketing our services and the rate at which we expand our UTX facilities. In addition, we plan to continue to evaluate possible investments in complementary businesses, products and technologies. Although we believe that the net proceeds from our initial public offering in March 2000, together with existing cash balances, will be sufficient to fund our operations at least until we become self-funding through operations, we may require additional financing within this time frame. However, additional funding may not be available on terms acceptable to us, or at all.

Recent Accounting Pronouncements

    On July 20, 2001, FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective for any business combinations initiated after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method of accounting. Use of the pooling-of-interests method is no longer permitted. SFAS No. 142 will be effective for Universal Access as of January 1, 2002. Under SFAS No. 142, goodwill should no longer be amortized to earnings, but instead be reviewed for impairment on at least an annual basis. We do not anticipate that the adoption of SFAS No. 141 and SFAS No. 142 will have a significant effect on our results of operations or financial position.

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required for adoption for fiscal years beginning after June 14, 2002. We do not anticipate that the adoption of SFAS No. 143 will have a significant effect on our results of operations or financial position.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is required for adoption for fiscal years beginning after December 15, 2001. We do not anticipate that the adoption of SFAS No. 144 will have a significant effect on our results of operations or financial position.

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

    We have incurred significant losses since inception and expect to continue to incur losses in the future. As of September 30, 2001, we had an accumulated deficit of $162.8 million. Our revenues have grown from $14.3 million in the year ended December 31, 1999 to $51.1 million in the year ended December 31, 2000 and our revenues of $30.7 million for the third quarter of 2001 were 119% higher than for the same period in 2000. We cannot be certain that our revenues will continue to grow, or that we will achieve sufficient revenues to achieve profitability. We expect to continue to incur increasing expenses in order to:

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

    For example, from time to time we enter into long-term agreements with communications transport suppliers for the supply and installation of communications network capacity. These agreements generally provide for monthly minimum revenue commitments from us, which we must negotiate based on forecasts of our future network capacity requirements. As of September 30, 2001, we were party to contracts that will impose minimum purchase commitments that we anticipate will total approximately $4.1 million per month by December 2001. If we fail to forecast our network capacity requirements accurately or fail to accurately forecast other aspects of our business, it will be difficult for us to become profitable.

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

    To date, we have derived substantially all of our revenues from providing on-going circuit access, and we have only limited experience providing our UTX services. At September 30, 2001, we had operational UTX facilities in Atlanta, Boston, Chicago (2 locations), Dallas, Los Angeles, Miami, New York City (3 locations), Phoenix, Portland, San Francisco, Santa Clara, Seattle, Washington D.C., and Vienna, Virginia.

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

    We operate in a highly concentrated, high risk market. Some of our clients may have limited operating histories and may have inadequate financial resources to meet all of their obligations. We have recorded a substantial bad debt expense during the year ended December 31, 1999 and the nine months ended September 30, 2001 primarily in connection with the failure by certain clients to pay their bills. Although we continue to improve our credit approval process, if other clients are unable to meet their obligations to us, we may incur additional bad debt expenses, which could harm our cash flows and results of operations.

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

  •
  companies that provide collocation facilities, such as AboveNet Communications (MFN), AT&T and Equinix;

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

    We expect our operating expenses to remain relatively constant or decline moderately in future periods. Our operating expenses are largely based on anticipated revenue trends, and a high percentage of our expenses are, and will continue to be, fixed in the short term due in large part to our construction of our UTX facilities. As a result, fluctuations in our revenue for the reasons set forth above, or for any other reason, could cause significant variations in our operating results from quarter to quarter and could result in substantial operating losses.

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

    Historically, a substantial portion of our revenues has come from a limited number of clients. For example, for the year ended December 31, 1999, our largest client accounted for approximately 38% of our total revenues, and for the year ended December 31, 2000, our four largest clients accounted for approximately 61% of our total revenues. In the quarter ended September 30, 2000, our four largest clients accounted for approximately 69% of our total revenues, while in the third quarter of 2001 our three largest clients accounted for approximately 62% of our total revenues. We have a number of significant revenue contracts with these customers. These contracts expire on various dates between now and March 2005. If we lose one or more large clients, or if one or more of our large clients reduces the services they purchase from us and we fail to add new clients, our revenues could decline and our results of operations would suffer.

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

    Although we believe our existing cash balances will be sufficient to fund our business until we become self-funding through operations, our ability to meet our planned growth may require substantial cash resources. We expect that the anticipated expansion of our UTX facilities, construction of additional facilities in the remainder of 2001 (at an estimated average cost of $500,000 per facility), and our anticipated funding of negative cash flow from operating activities, will require capital. In addition, part of our expansion strategy includes acquiring complementary businesses and technologies, which may require us to raise additional funds. We do not expect to generate cash flow from operations in the near term that is sufficient to meet our planned cash requirements. Accordingly, our ability to meet our additional future capital needs will depend upon our ability to renegotiate, extend or replace our credit facilities, obtain supplemental financing or raise additional capital. Additional debt financing may limit our financial and operating flexibility. We may not be able to renegotiate or replace our credit and equipment lease facilities on a timely basis, on acceptable terms or at all. Additional equity financing may not be available or may be dilutive to existing stockholders. If we are unable to obtain future financing when needed or on acceptable terms, we may have to delay or abandon our development and expansion plans, which could materially adversely affect our growth and ability to compete.

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

    Our ability to successfully offer our services and implement our business plan in a rapidly evolving market requires effective planning and management. We continue to increase the scope of our operations and have substantially increased the number of our employees. At December 31, 1997, we had five employees while at September 30, 2001, we had approximately 274 employees. This growth has placed, and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our workforce. Furthermore, we expect that we will be required to manage multiple relationships with various clients, suppliers and other third parties. We cannot be sure that we will be able to manage our expansion effectively.

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

    Certain stockholders will continue to have substantial control over Universal Access Global Holdings Inc. and could delay or prevent a change in corporate control.

    Internet Capital Group, Inc., funds affiliated with ComVentures and other stockholders, directors and officers, in the aggregate, beneficially own approximately 50% of our outstanding common stock. These stockholders, acting alone or together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2001, all of our investments were in cash equivalents and short-term investments.

    We have operated primarily in the United States and substantially all sales to date have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

Interest Rate Sensitivity

    We maintain our cash equivalents and short-term investments primarily in a portfolio comprised of commercial paper, money market funds, and investment grade debt securities. As of September 30, 2001, all of these investments had maturities of less than twelve months. Accordingly, we do not believe that these investments have significant exposure to interest rate risk.

Exchange Rate Sensitivity

    We currently operate primarily in the United States, and substantially all of our revenues and expenses to date have been in U.S. dollars. Accordingly, we have had no material exposure to foreign currency rate fluctuations.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On November 5, 2001, a complaint was filed in federal district court for the Southern District of New York on behalf of a purported class of persons who purchased the Company's stock between March 16, 2000 and December 6, 2000. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities. The complaint brings claims for violation of several provisions of the federal securities laws against those underwriters, and also against the Company and certain of its present and former directors and officers. Similar lawsuits concerning more than 180 other companies' initial public offerings have been filed this year. We believe that the allegations against us are without merit and intend to defend the litigation vigorously.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  List of Exhibits

Exhibit Number	Description of Document
2.1*	Agreement and Plan of Merger among the Company, Migration Corporation and Universal Access, Inc. dated July 18, 2001.
3.1*	Certificate of Incorporation of the Company.
3.1.1*	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.
3.1.2**	Certificate of Ownership and Merger.
3.2*	Bylaws of the Company.
4.1*	Form of the Company's Common Stock certificate.
4.2***	Form of warrant to purchase shares of Common Stock of the Company issued to Internet Capital Group.
4.3***	Amended and Restated Registration and Informational Rights Agreement, dated June 28, 1999.
4.4***	Amended and Restated Registration and Informational Rights Agreement, dated June 30, 1999.
4.5***	Registration Rights Agreement, dated November 10, 1999.
4.6***	Form of warrant to purchase shares of Common Stock of the Company issued to Advanced Equities.
4.7****	Preferred Stock Rights Agreement, dated as of July 31, 2000, between Universal Access, Inc. and Wells Fargo, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.
4.7.1*	Assumption of and Amendment to the Universal Access, Inc. Preferred Stock Rights Agreement dated July 13, 2001.
4.8*****	Registration Rights Agreement dated July 1, 2000.

*	Filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.
**	Filed with the Company's Current Report on Form 8-K filed with the SEC on November 13, 2001.
***	Filed with the Company's Registration Statement on Form S-1 (No. 333-93039) filed with the SEC by the Company in connection with its initial public offering which became effective March 16, 2000.
****	Filed with the Company's Registration Statement on Form 8-A, filed with the SEC on August 9, 2000.
*****	Filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.
(b)	Reports on Form 8-K:

    The Company filed a Form 8-K dated July 20, 2001 reporting a new holding company structure for the Company.

    The Company filed a Form 8-K dated August 13, 2001 reporting a change in the Company's name from "UAXS Global Holdings Inc." to "Universal Access Global Holdings Inc."

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. (Registrant)
Date November 14, 2001	By	/s/ ROBERT M. BROWN Robert M. Brown Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

Universal Access Global Holdings Inc. Form 10-Q Table of Contents
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited) (in thousands, except share data)
UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in thousands, except per share data)
UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES