Form 10-K
period 2001-12-31
UNIVERSAL ACCESS GLOBAL HOLDINGS INC
filed 2002-04-01
CIK 1070699

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number: 000-28-559

Universal Access Global Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4408076 (I.R.S. Employer Identification No.)
233 S. Wacker Drive, Suite 600 Chicago, Illinois (Address of principal executive offices)	60606 (Zip Code)

(312) 660-5000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

        The aggregate market value of common stock held by non-affiliates of the registrant as of February 28, 2002 was $126,880,968

        The number of shares outstanding of the issuer's common stock, par value $0.01, as of February 28, 2002 was 100,431,715 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement to be filed on or before April 30, 2002 and to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
TABLE OF CONTENTS

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

ITEM 1. BUSINESS

Overview

        In July 2001, Universal Access, Inc. ("UAI") created a new holding company structure by incorporating Universal Access Global Holdings Inc. ("Holdings") and became a wholly-owned subsidiary of Holdings pursuant to a merger consummated in accordance with Section 251(g) of the Delaware General Corporation Law. In the merger, the outstanding shares of Common Stock and Preferred Share Purchase Rights of UAI were converted into shares of Common Stock and Preferred Share Purchase Rights of Holdings. Holdings continues the business and operations of UAI. The terms "Universal Access," "Company," "we," "us" and "our," mean Universal Access Global Holdings Inc. and its consolidated subsidiaries, and prior to our reorganization as a holding company, Universal Access, Inc. and its consolidated subsidiaries.

        We are an independent provider of network infrastructure services that facilitate the interconnection of communications networks between disparate and competing service providers. We facilitate the process by which users of communications circuits obtain circuits dedicated for their specific use from multiple vendors. We refer to this process as "provisioning a circuit." We also facilitate the installation and servicing of these dedicated circuits. In addition, we provide functional outsourcing and consulting services to service providers enabling them to better manage their portfolio of off-network connectivity. Our primary clients are telecommunications, internet and other network service providers. These providers lease communications circuits from other vendors in order to serve their own enterprise clients who typically have connectivity needs beyond the providers' own network, known as "off-net". We obtain the communications capacity from many different transport suppliers who own or operate the communications infrastructure over which information is transmitted. Where appropriate and cost effective, we have also deployed limited network assets to interconnect selected metropolitan locations where we have identified significant demand for high-speed connectivity. We deploy these assets to better manage the underlying circuit cost, as well as reduce the efforts required to provision circuits.

        Our services allow our clients to outsource the work of obtaining, installing and provisioning end-to-end circuits and managing these circuits and their vendor relationships with network service providers within a fragmented network services market. Our solutions seek to provide significant time, effort and cost savings to our clients, who would otherwise be forced to independently analyze the capacity, availability and pricing of circuit alternatives from multiple vendors and maintain circuits and continue to manage billing and maintenance relationships with multiple vendors. We believe that we are generally able to provision circuits substantially faster and more cost-effectively than our clients are able to achieve independently.

        In addition to the provisioning of new circuits, we offer a portfolio management product allowing our clients to transfer or assign existing off-network circuits to us and to engage us to manage existing and newly provisioned circuits. We refer to a transaction in which we contract with a client to take over an existing circuit during the contractual term as an "assignment" (typically requiring consent of the carrier), whereas a similar arrangement where the original contract is out of term is referred to as a "transfer". We encourage clients to utilize us as a complete outsourcing provider of off-network provisioning services. We believe that by transferring and assigning their off-network circuits to us, or outsourcing their circuit provisioning and management to us, our clients are able to improve efficiency, eliminate multi-vendor management, streamline billing, obtain one-call resolution of network issues and lower costs.

        Our network management service organization provides a single point of contact for 24-hour-a-day, seven-day-a-week network monitoring, maintenance and restoration services across multiple vendor networks. Our organization interfaces with the network management organizations of our transport suppliers, which enables us to identify and isolate circuit outages and facilitate their restoration across all segments of a circuit. Without these network management services, our clients may have to communicate with multiple vendors to determine the source of a circuit outage and to restore the circuits.

        As an independent intermediary, we gather significant network information from multiple transport suppliers in our Universal Information ExchangeSM, or UIXSM, database. As of December 31, 2001, our UIX database contained over 31 million data elements, including detailed information about the location, pricing, internal procurement processes and availability for over 75 competing domestic and global transport suppliers. Our UIX database also contains information about the supply and demand for communications capacity for geographic regions, as well as specific addresses.

        The supply information that forms the core of our UIX database has been significantly enhanced by the LATTIS™ tariff and pricing information we acquired through the purchase of Tri-Quad Enterprises. We currently offer our clients subscriptions to receive the LATTIS tariff and pricing database via monthly CD-ROM updates. We plan to offer our clients a web-based version of LATTIS, which will allow them to access real-time tariff and pricing information. We anticipate that this online version of LATTIS and our other web-based products will be enhanced over time to establish an interactive information portal. We expect that this web-based product will significantly alter the way service providers conduct off-network connectivity provisioning by providing them increased access to the resources in our UIX database and our internal software automation tools. In addition to enhancing services provided to our clients, we expect that this web-based product will increase our access to information flow, expanding and improving the supply and demand data in our UIX database, and should increase our circuit revenues.

        Our Universal Transport ExchangeSM, or UTXSM, facilities are strategically located interconnection sites that support our primary business by interconnecting multiple network service providers. As of December 31, 2001, we had 19 UTX facilities in key U.S. metropolitan locations, in which 62 service providers interconnect through 319 fiber-optic connections. Our UTX facilities allow us to accelerate the interconnection of circuits, optimize physical network configurations and increase our operating margins through circuit aggregation, or "circuit grooming." In selected markets, we anticipate deploying high-speed, metropolitan fiber-optic rings in conjunction with our UTX facilities to further manage the cost and speed of connections to locations with significant connectivity demand. Currently, we have deployed a fiber-optic ring in New York and have agreed, subject to bankruptcy court approval, to acquire certain metropolitan fiber-optic ring assets of Sphera Optical Networks ("Sphera"), including

21 nodes, or network interconnection points, that we may utilize as UTX facilities in New York and six additional markets (See "Sphera Acquisition").

        We plan to expand our service offerings to include higher protocol layer switched services, such as Frame Relay and Asynchronous Transport Mode, or ATM. Market research has shown that many clients are moving from private line networks to switched networks, and we believe these assets will enhance our ability to serve our client base. We also plan to expand our services to provide Internet Protocol, or IP, services.

Industry Background and Market Opportunity

        Businesses today increasingly depend on access to extensive, reliable high-speed network connectivity. According to a January 2002 study by the INSIGHT Research Corporation, the overall U.S. market for private line services was nearly $30 billion annually, $13 billion wholesale and $17 billion retail, as of year end 2001. We believe that global demand for high-speed lines and switched and IP connectivity will continue to increase due to growing reliance by businesses and governments on data-intensive applications. These applications include data communications, electronic commerce, video and graphics. In addition, we expect the continued deployment of cable modem, digital subscriber line, or DSL, wireless and satellite based services to consumers will also increase demand for high-speed connectivity.

        This growing demand for network services, coupled with global telecommunications deregulation, has resulted in a significant increase in the number of network transport suppliers. As a result, the market for communications network services has become complex, fragmented and inefficient with no single telecommunication service provider owning, or having the time, capital or resources to construct a ubiquitous network. Therefore, to provide an end-to-end circuit to their clients, service providers must often interconnect their networks with the networks of other service providers. Limited information exists regarding the capacity, pricing, availability and location of the network assets required to achieve this. In addition, because service providers often compete with each other, they typically have little incentive to share network information or interconnect their networks. These characteristics of the telecommunication industry have been further aggravated by recent industry and capital market conditions, which have limited service providers' access to capital to extend their networks. In addition, the importance of connections to multiple service providers has increased, as many industry participants face bankruptcy or restructuring, causing end-user uncertainty.

        With our unique blend of proprietary market information and interconnection facilities, we believe that we are well positioned to create a more efficient circuit provisioning process and deliver value to both clients and suppliers. Our experience to date has shown that using the information within our UIX database and provisioning through our UTX facilities allows us to reduce average provisioning times, enabling our clients to connect and begin billing for circuits more quickly. In addition, we believe substantial opportunities exist to improve the efficiency of our clients' operations and lower their operating costs by providing both web-based and outsourced provisioning, servicing and management of new and existing off-network circuits.

Our Strategy

        Our objective is to facilitate the creation of a seamlessly connected, global communications network by improving the overall efficiency of the market for transport capacity and infrastructure services. To achieve this objective, we intend to:

  •
  Continue to enhance the functionality of our UIX and proprietary tools. We have completed the second version of our automated cost and configuration system, or ACC, which provides for end-to-end quoting and circuit design. This latest version of ACC provides us the capability to automatically cost, configure and price circuits ranging from local loops to end-to-end circuits.

    Because there can be more than one million different routes to complete a single circuit, this decision support tool raises our internal efficiency, saving circuit design engineers and quoting specialists from spending at least several hours for each client request. These quicker turnaround times enable our clients to turn on circuits earlier and realize revenue faster.

          In addition to ACC, we are evaluating other ways to broaden our services within the connectivity market and more fully and quickly serve our clients' needs. For example, we may establish a web-based product built on a wide range of information and functionality, including circuit pricing, design and ordering. We expect this web-based product would allow our clients to automatically configure, order and manage end-to-end circuits in an efficient and timely process. We anticipate that this product would support ATM, Frame Relay and IP transit services, giving our clients further options when designing their connectivity routes. If successful, this web-based product would enable us to increase business volumes without a proportional increase in selling and administrative costs.

  •
  Continue to expand and populate our UIX database with network information. We believe that the scope of the UIX database and our access to current network information provide us with competitive advantages. We continue to devote substantial resources to updating and expanding the UIX database, and to refining the quality of the information in the database. To provide our services, we purchase communications capacity based on client demand from many different transport suppliers. This purchasing process allows us to capture and refine information about various carrier networks, which we continuously add to our database. In addition, we obtain network information from a variety of other sources, including our consulting and outsourcing projects, which we incorporate into the UIX. We expect our online initiatives will increase our access to real-time demand and other network information, which will further enhance the functionality and value of the UIX.

  •
  Continue to develop UTX facilities and metropolitan interconnectivity. Our UTX facilities allow us to accelerate the interconnection of circuits, optimize physical network configurations and increase our operating margins. In select metropolitan markets, we are deploying high-speed optical fiber in conjunction with our UTX facilities to further manage the cost and speed of connectivity to locations with significant demand for high-speed circuits. We plan to further enhance our UTX facilities and network reach through the installation of additional optical switching equipment and the integration of the assets we expect to acquire from Sphera.

  •
  Continue to add products and services that support our clients' needs. Based on client demand, we plan to leverage our UIX database and proprietary software tools to provide stand-alone fee-based services related to circuit provisioning. Such services may include outsourced provisioning, billing and audit services, as well as consulting on network planning, acquisition and circuit aggregation, or "circuit grooming". We plan to expand our service offerings to include higher value services for our clients, including Frame Relay, ATM and IP.

  •
  Increase margins through scale efficiencies. As our business grows, we expect to drive margin expansion through increased buying power and volume aggregation. Because we represent an increasingly important source of demand for network capacity, we are able to negotiate volume-based discounts with many network service providers. In addition, the UIX provides the data necessary to determine when it is preferable to aggregate multiple circuits on common routes to higher-capacity circuits, a process we refer to as "circuit grooming". This process often allows us to create additional capacity, which can be resold to clients, without any incremental operating costs. Finally, we expect to continue to deploy UTX facilities and selected network assets in high traffic regions to facilitate circuit grooming and enable us to decrease our cost of circuit by utilizing owned assets where economically sensible and feasible.

  •
  Expand UIX, UTX and other services internationally. Because many of our large clients are global service providers, we see significant opportunity for international connectivity. As the globalization of telecommunications continues, we anticipate that international operations will become an increasingly important part of our business. In order to serve overseas markets, we intend to expand the UIX to include additional international data elements. In addition, as our international operations expand, we may add UTX and other network assets in selected international markets.

  •
  Enhance capabilities through acquisitions and partnerships. We have made strategic acquisitions that have helped accelerate our business plan. We will continue to look for attractive acquisition opportunities to acquire information, as well as network assets. We believe current telecommunications industry conditions may increase opportunities to make acquisitions at attractive valuations that enhance our business. In addition, our carrier services personnel proactively work with our supplying carriers to identify joint business opportunities and to identify ways our solutions can benefit our suppliers' business activities.

Unique Proprietary Assets

        Due to our mix of resources, we can manage and optimize the design, implementation and maintenance of multi-carrier networks. With our UIX database, we have information on nearly every major U.S. carrier network and a growing list of international carriers. Our carrier-neutral UTX facilities make it easier for us to bridge the gap between multiple network service providers such as local and long-distance transport suppliers. Our Network Operations Center, or NOC, ensures that our clients receive constant monitoring of transport services that we have supplied.

Universal Information Exchange (UIX)

        The UIX database contains data from various sources such as publicly filed tariffs, industry-standard databases and proprietary operational and network information provided by our clients and suppliers. We believe that the collection and storage of the data obtained from these sources in our UIX database make the UIX database a comprehensive repository of POP locations, buildings served, products and pricing, technological capabilities, facility inventories, and methods and procedures.

Universal Transport Exchange (UTX)

        Our carrier-neutral UTX facilities are strategically located interconnection points between multiple network service providers as well as local and long-distance transport suppliers. Service providers and transport suppliers place network equipment in our facilities to interconnect to other service providers deployed in the facility. These facilities enable connectivity to over 60 carriers in our sites. As a result, clients may realize reduced capital expenditures and activate network connections faster than otherwise possible.

        Our facilities do not depend on any particular technology and are open to multiple competing network service providers and transport suppliers, such as local exchange carriers, interexchange carriers, competitive local exchange carriers, internet service providers, or ISPs, and application service providers, or ASPs. We are not aligned with or reliant upon any single or group of transport suppliers. We believe that our UTX clients are attracted to our neutral position, which both alleviates their competitive concerns and provides them a broader range of solutions. We also believe that our UTX facilities represent a platform for offering new services to our clients and transport suppliers alike. For example, once a transport supplier places its network in our UTX facility, the supplier may utilize our UTX services to interconnect with other suppliers in that UTX facility to extend the geographic coverage of its network.

        As of December 31, 2001, we had nineteen UTX facilities, two of which are not yet operational, in Atlanta, Boston, Chicago (2 locations, one of which is non-operational), Dallas, Denver (non-operational), Los Angeles (2 locations), Miami (2 locations), New York City (3 locations), Phoenix, Portland, San Francisco, Seattle, Washington D.C., and Vienna, Virginia. We define operational as our ability to facilitate the connectivity of both carriers and clients within a fully constructed UTX facility. In addition to our existing UTX facilities, we intend to construct or acquire UTX facilities that are designed to meet the specific service requirements of major metropolitan areas, regional sites and high occupancy buildings. These facilities will be placed based on an evaluation of supply and demand as well as the potential of available distressed assets from other service providers. We believe these facilities will provide our clients a convenient and cost-effective method to interconnect with multiple service providers and transport suppliers.

Universal Access Products and Services

        Based on these unique assets, Universal Access provides an array of services to facilitate telecom carriers' and service providers' off-net connectivity. We group these services into three categories: Global Transport Services, Portfolio Management and Software Services.

Global Transport Services

        For private lines/transport ranging from DS-1 to OC-n level, we devise a circuit solution that fits our clients' needs. Our interconnection services create a single network fabric to provide access to the enterprise clients of our carriers. We offer backbone and interconnect ATM services at speeds ranging from DS-1 to OC-12.

        Private Lines/Transport    To serve their enterprise customers, carriers most frequently go beyond their own networks. We are a source for these "off-net" private lines and provide a suite of services dedicated to enabling end-to-end connectivity. By leveraging the proprietary carrier network information stored in our UIX database, carrier relationships and strategically located UTX facilities, we can provision off-net circuits from DS-1 to OC-n level generally faster than carriers' own internal groups. Expected client benefits include:

  •
  Faster delivery of service to our clients' enterprise customers

  •
  Single vendor source for all off-net circuits

  •
  Faster revenue realization through shortened provisioning intervals

  •
  Improved provisioning methods and procedures

  •
  Reduced selling, general and administrative costs

  •
  Capital-efficient network expansion.

        Interconnection Services    The complexities and challenges of the metropolitan connectivity landscape and lack of transparent marketplace information have created problems for industry participants including:

  •
  Extended service delivery intervals, and

  •
  Less than optimal pricing for connectivity.

        We enable service providers to efficiently and cost-effectively reach their customers' locations by physically interconnecting the disparate and fragmented facilities of multiple local and long-haul providers.

        Interconnection services include providing the physical location and supporting facilities and capabilities that enable carriers to place their equipment in a common environmentally controlled secure location (our UTX facilities) to enable their networks to be linked together. They include providing the infrastructure and housing for equipment (referred to within the industry as racks and cages) as well as reliable and redundant sources of both AC and DC electrical power. Beyond the physical facilities, we also provide personnel to manage and perform the actual linking of circuits between carriers (cross connects) as well as the management of services such as network redundancy and circuit grouping (multiplexing).

        Expected client benefits include:

  •
  Speed to revenue from quicker installations,

  •
  Reduced capital expenditures,

  •
  Reduced local access operational costs,

  •
  Single point of contact for local building access, and

  •
  Information management to improve business practices.

Portfolio Management Services

        Carriers and telecom service providers may also benefit from our industry intelligence without buying their off-net circuits from us. Portfolio management services offer the use of our highly efficient quoting, design and provisioning processes on a fee basis. We believe that we can offer the following benefits to our clients:

  •
  Managed Services: Frees resources so carriers can focus on their core business.

  •
  Network Optimization: Assesses and improves the financial return on existing contracts, lowers operating costs and simplifies the process of conducting business off-network.

        Managed Services    Managed Services are designed to help free internal resources so carriers can focus on their core business services. Those services include:

        Circuit Design Services:    Our circuit design services allow our clients to design and price circuits to create an end-to-end off-net circuit. The design and pricing of a circuit can be inaccurate and time consuming when multiple carriers are required. Through the use of proprietary information in our UIX database, we have simplified this process for our clients.

        Provisioning Services:    Our provisioning services allow our clients to supplement their internal off-net provisioning staff cost efficiently. During high peak periods when internal resources may be unavailable, we can provide additional resources for special projects and will perform all of the functions required to acquire, provision and turn-up an end-to-end circuit on behalf of our client. Once the circuit is installed, the client maintains the connection.

        Off-net Sourcing Services:    Our off-net sourcing services combine the benefits of the circuit design and provisioning services into a comprehensive solution to optimize internal resources and capital expenditures while delivering faster circuit provisioning and revenue recognition. Through this service, we design, price, procure, provision, fulfill and provide long-term management of all circuit network requirements on an end-to-end basis.

        Network Optimization    Network optimization services are designed to assess and improve the financial return on existing off-net contracts, lowering operating costs and simplifying the process of off-network provisioning. Those services include:

        Contract Optimization:    Through our contract optimization services, our clients may realize cost savings for out-of-term off-net circuits. In addition, we manage circuits for clients as the terms expire, and there is no service interruption for clients or their users. We provide these benefits by reviewing a client's relationship with the large number of off-network providers, analyzing current contracts and renegotiating service arrangements based on current pricing and our own network buying power.

        Carrier Optimization Services:    Our carrier optimization services are designed to minimize expenses associated with a client's network requirements by optimizing carrier choice and leveraging the service capability of providers within specific regions. Specifically, existing off-net service is migrated to a more efficient carrier based on the client's criteria, including redundancy, service levels and direct cost savings.

        Design Optimization Services:    Our design optimization services make specific design recommendations to reduce cost, improve performance and establish quality of service in accordance with the level and type of service being delivered over the facilities. We determine where we can improve client's costs by leveraging our scale, rolling up small circuits to a single circuit with more bandwidth and realizing a lower price per circuit based on volume.

Software Services

        Through our LATTIS and Web QuoteSM software, we enable clients to obtain quotes for private line circuits and map out the best connection routes.

        Web Quote, linked to our website, is an online quoting and ordering system. Web Quote incorporates information from LATTIS, as well as searches through our proprietary UIX database to configure optimal connections for circuit routes from all carriers. As a result, clients can obtain a quote or check the status of order.

        Web Quote    We have developed the Web Quote system. Our clients log on to our secure internet site and enter pertinent information such as:

  •
  Bandwidth product,

  •
  A and Z locations (circuit termination addresses),

  •
  NPA/NXXs (the area code and serving central office prefix of the local telephone company office serving the customer location),

  •
  Diversity requirements including the choice or non-consideration of specific carriers, as well as divergent physical routes to minimize the impacts of service provider interruptions, and

  •
  Product type.

        Once this information is entered, we ask multiple vendors to design and price a route that suits our clients' needs. This quote is then sent back via e-mail to the client who may place an order directly through our Web Quote system. We believe that Web Quote saves our clients time and resources in pricing and designing private line circuits.

        LATTIS    Since 1990, LATTIS has established itself as an industry tool for pricing private line telecommunications circuits. LATTIS is employed by hundreds of telecom carriers worldwide. In addition to being useful in the sales arena, we have benefited in other areas such as provisioning, network design engineering, billing and finance.

        Looking forward, we intend to introduce a new web-based portal with a more user-friendly interface. We expect that the new version of LATTIS will continue to enhance its capabilities and scope as it matures.

        We are exploring the development of a web-based product that would be the industry's first tool that automatically matches telecommunications supply with demand by providing a single, user-directed, web-based tool to manage the pricing, ordering, procurement, provisioning, billing and network management aspects of connectivity services. This new system would improve the performance of a client's on-net assets through an integrated on-net and off-net circuit design from the beginning point of a given circuit through all intermediate points until reaching the final termination location. Also, the system would provide us with managed services and outsourcing opportunities.

        This web-based product would be built on a wide range of information and functionality, including pricing, client circuit design tools and online circuits, to automatically configure the most effective and efficient process and route to complete clients' circuits. The system would support layer one through layer three data services, including ATM/Frame Relay and IP transit services, or dedicated private line services as well as industry standard packet, cell, and circuit switched and routed technologies that enable a choice in service price, quality, and functionality providing clients a variety of options when designing their connectivity routes. Today, this process can take carriers and service providers weeks to complete. With this new software tool, our clients should be able to accomplish this task in significantly less time.

Sales and Marketing

        Our sales and marketing efforts are focused on achieving broad market penetration and increasing brand name recognition. Our sales efforts target telecommunications service providers, ISPs, ASPs and enterprise clients that we believe have the greatest need for transport capacity and infrastructure services.

        Sales    We focus our sales efforts on the top global clients, major local, regional, national, and international network, internet, and application service providers and large global enterprises whose backbone communications networks are comparable to those of traditional communications suppliers. We have developed services to address the expanding needs of these clients, such as portfolio management. This should allow us to focus our resources on penetrating these key accounts. Our Managing Directors (sales representatives) position Universal Access at an executive level where the full value of our business model can be appreciated, which allows us to target industry "blue chip" accounts, reducing our average cost of sales through account relationships as opposed to individual, standalone circuit sales.

        We have developed programs to attract and retain a skilled, motivated sales staff that possesses the necessary technical skills, consultative sales experience and knowledge of its assigned markets. These programs include technical and sales process training and instruction in consultative selling techniques. Our sales representatives and account managers are compensated through a combination of base salary and performance-based bonuses.

        Marketing    We will direct our marketing efforts to projects that move Universal Access from a one-to-one sales model to a one-to-many sales model. The development of software for costing and configuring telecommunications services would be the basis for this migration. We expect to expand our sales to existing customers through the launch of new products and services such as portfolio management and ATM. We are developing a comprehensive marketing model that will encompass a wide range of activities such as product development, public relations, industry events and internal communications, and plan to implement key milestones and messages for these activities.

Clients

        As of December 31, 2001, we had more than 230 clients, including telecommunication services providers, ISPs and ASPs. For the year ended, December 31, 2001, UUNet Technologies (a subsidiary of WorldCom), AboveNet Communications ("MFN") and BCE Nexxia Corporation ("BCE") accounted for approximately 33%, 12% and 11%, respectively, of our revenues. For the year ended December 31, 2000, MFN, WorldCom, BCE and Allied Riser Operations accounted for approximately

25%, 20%, 15% and 14% of revenues, respectively. For the year ended December 31, 1999, MFN accounted for 38% of our revenues. As revenues continue to increase, our composite mix of significant clients should change accordingly, since these clients may increase or decrease their purchases from us.

        As of December 31, 2001, our client contracts generally provide for terms ranging from 12 to 60 months, with a weighted average original length of 23 months. Our clients may terminate their contracts at any time, subject to additional payments. We bill for circuit charges monthly in advance, and we recognize circuit revenues in the month that we provide the service.

Vendors

        From time to time we enter into long-term contracts, commonly referred to as "master service agreements" or "master carrier agreements", with communications transport suppliers for the supply and installation of network capacity under terms and conditions that may vary from their normally priced offerings. Under a master carrier agreement, each circuit provided by a transport supplier has its own term, generally ranging from 12 to 60 months, and is governed by the terms and conditions set forth in the master carrier agreement. If we cancel a contract with a transport supplier with respect to a particular circuit, we must generally pay cancellation charges that can equal substantially all of the amount payable over the remaining term of the contract for that circuit.

Sphera Acquisition

        On February 11, 2002, we announced that we had agreed to acquire certain metropolitan fiber-optic ring and other assets of Sphera as part of its reorganization filing under Chapter 11 of the U.S. bankruptcy code. These assets include seven metropolitan fiber rings with 21 nodes that we will utilize as UTX facilities in seven markets: New York, New Jersey, Washington, D.C., Virginia, Dallas, Chicago and Los Angeles. As consideration for these assets, the Company has agreed to provide debtor-in-possession financing of up to $2.1 million and to fund cure payments of up to $3.9 million. The Company has agreed to pay $1.5 million to an equipment provider if the sale is completed, which may be considered part of the purchase price. The Company has entered into a loan agreement with certain existing stockholders of Sphera. Amounts borrowed under the loan agreement may only be used to fund debtor-in-possession financing and must be repaid by the Company at the earlier of the closing of the acquisition and May 12, 2002. These stockholders may, in certain circumstances, convert outstanding amounts payable under the loan into our common stock at a conversion price of $5.04 per share. The stockholders also received warrants to purchase 750,000 shares of our common stock in connection with the loan. These warrants will be exercisable at an exercise price of $0.01 per share subject to certain conditions, including closing of the acquisition. We believe this acquisition will allow us to accelerate margin expansion by lowering our cost structure and providing additional opportunities for grooming, to reduce our future capital expenditures and to better and more quickly serve our clients. Completion of the transaction is subject to a number of customary conditions and approval of the bankruptcy court overseeing Sphera's reorganization.

Competition

        The market for the services we provide is highly fragmented. We believe that at this time no single competitor competes directly with us with respect to all of the services we offer. However, we currently or potentially compete with a variety of companies on individual lines of business.

        As is typically the case in the industry, our clients (the underlying service providers) are also our suppliers, when we use their facilities to take others off net, as well as our competitors (through their own wholesale operations as well as with their own in-house provisioning groups). While we have no direct competition through companies with similar business models and methodologies, our competition is effectively multiple and numerous companies engaged in circuit provisioning, carrier interconnection, collocation services, and network management.

        Despite existing barriers to entry in the market for our services, we expect to face additional competition from existing and new global entrants in the future. We believe that any entrant in this market must grow rapidly and achieve a significant presence in the market in order to compete effectively. We believe that the principal competitive factors in this market include the ability to:

  •
  Access, verify, and manage information regarding multiple vendor networks and the sources of supply and demand,

  •
  Provide connections to networks of multiple vendors,

  •
  Provide comprehensive network management services, including troubleshooting and circuit restoration across multiple network environments,

  •
  Secure strategic relationships with carriers and clients,

  •
  Provide a high level of ongoing client service and support,

  •
  Locate interconnection facilities in strategic locations, and

  •
  Achieve meaningful brand recognition.

        With our assets and know-how, including the UIX database and the capabilities afforded by LATTIS, we believe that we hold a strong advantage over potential competitors who will have to overcome entry barriers including visibility into industry supply and demand as well as replicating the trust we have built up with our clients as a truly neutral supplier of services and connectivity.

        Because many potential participants in our markets have significant resources, we might not have the resources or expertise necessary to compete successfully in the future. For additional information on the competitive risks that we face, you should read the section entitled "Factors That May Affect Future Results—Competition in our industry is intense and growing, and we may be unable to compete effectively."

Intellectual Property Rights

        We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect proprietary rights in our intellectual property. We have no patented technology that would preclude or inhibit competitors from entering our market. We have applied for registration of certain of our service marks in the United States and in other countries, and have obtained registrations for certain of our service marks in the United States, the European Union, Australia, Thailand, Switzerland, New Zealand and Singapore. Even if additional registrations are granted, we may be limited in the scope of services for which we may exclusively use our service marks. We enter into confidentiality agreements with our employees, consultants and partners, and we control access to, and distribution of, our proprietary information. Our intellectual property may be misappropriated or a third party may independently develop similar intellectual property. Moreover, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Unauthorized use of any of our proprietary information could seriously harm our business.

Government Regulation

        We offer communications services that are subject to regulation by federal, state and local government agencies. Most data and internet services are not subject to regulation, although communications services used for access to the Internet are regulated. We have obtained required federal and state regulatory authorizations for our regulated service offerings.

        The Federal Communications Commission, or FCC, exercises jurisdiction over our facilities and services to the extent those facilities are used to provide, originate or terminate interstate domestic or international telecommunications services. State regulatory commissions will have jurisdiction over our services to the extent they are used to originate or terminate intrastate common carrier communications. Municipalities and other local government agencies may require carriers to obtain licenses or franchises regulating use of public rights-of-way to install and operate their networks. Many of the regulations issued by these regulatory bodies may change and are the subject of various judicial proceedings, legislative hearings and administrative proposals. In addition, federal, state and local authorities may seek to tax the services we provide, which could impair the profitability of our business. We cannot predict the results of any changes.

        As we expand our business to other countries, we will become subject to similar regulatory issues in each country in which we do business. Although the trend in regulation globally is towards less regulation of competitive telecommunications markets, regulations in particular countries may limit our service offerings or our ability to compete effectively.

Federal Regulation

        The FCC regulates us as a non-dominant communications carrier. The FCC's generally applicable regulations permit us to provide domestic interstate telecommunications services without any further authorization, and we also have received authority from the FCC to provide international services between the United States and foreign countries. Our interstate and international services are not subject to significant federal regulation, although we are required to make available to the public schedules of our prices, terms, and conditions for our telecommunications services, and to pay regulatory fees and assessments based on our interstate and international telecommunications revenues. The FCC has the authority to adjudicate complaints regarding our interstate and international rates, terms, and conditions and services, and may condition, modify, cancel, terminate or revoke our licenses and authorizations for failure to comply with federal laws or the rules, regulations and policies of the FCC. The FCC may also impose fines or other penalties for violations. The FCC also imposes prior approval requirements on transfers of control and assignments of authorizations. While we believe we are in compliance with applicable laws and regulations, we cannot assure you that the FCC or third parties will not raise issues with regard to our compliance.

Local Competition Rules

        Our ability to obtain access to local loop facilities and services from local telephone companies, and the terms of such access, are regulated by the FCC under the Telecommunications Act of 1996. This Act preempts state and local laws to the extent that they prevent competitive entry into the provision of any telecommunications service and gives the FCC jurisdiction over important issues related to local competition. Our rights under this Act are important because, in many cases, no vendor other than the local telephone company has local access facilities available to serve our prospective customers' premises.

        Incumbent local exchange carriers, or ILECs, such as the local exchange operations of SBC, Verizon, Bell South, Qwest and Sprint, are required to negotiate in good faith with us, and other competing carriers on rates, terms and conditions for interconnection, access to unbundled elements, resale, and other duties imposed by the Telecommunications Act of 1996. The Telecommunications Act provides procedures and timetables for negotiation, arbitration and approval of interconnection agreements. Arbitration decisions involving interconnection arrangements in several states have been challenged and appealed to Federal courts. We may experience difficulty in obtaining timely implementation of local interconnection agreements, which could make it difficult for us to provision local loop facilities.

        The duties imposed on ILECs by the Telecommunications Act of 1996 include the following:

        Interconnection.    ILECs are required to provide interconnection for competing local telecommunications carriers at any technically feasible point, on rates, terms and conditions that are just, reasonable and nondiscriminatory.

        Access to Unbundled Elements.    ILECs are required to provide competing telecommunications carriers access to network elements on an unbundled basis at any technically feasible point, on rates, terms, and conditions that are just, reasonable, and nondiscriminatory. Among other things, the FCC rules provide that local loops and dedicated transport, including dark fiber, or fiber-optic lines deployed by telephone companies and utilities in anticipation of future use, are among the network elements that ILECs must provide on a unbundled basis. The FCC also requires ILECs to unbundle the high-frequency portion of local access lines, so as to permit competing carriers to offer broadband data services over the same copper wires the ILEC uses to provide voice telephone service. The FCC has announced that it will review its network element unbundling rules during 2002, which could result in changes in the elements available to us or in the terms of our use of these elements.

        Collocation.    ILECs are required to provide physical collocation of equipment necessary for interconnection or access to unbundled network elements at the ILEC's premises, except that the ILEC may offer alternative arrangements if it demonstrates to the state regulatory commission that physical collocation is not practical for technical reasons, or because of space limitations. The FCC has adopted measures designed to facilitate a competitor's ability to access ILEC collocation space, including a requirement that ILECs permit collocation without construction of a "cage" to enclose the competitor's equipment, and a requirement that competitors be able to locate all equipment necessary for interconnection, among other things. These FCC rules are subject to reconsideration and possible court appeals, and may be subject to change in the future.

        Transport and Termination Charges.    ILECs and competitive local exchange carriers, or CLECs, must enter into reciprocal arrangements for transport and termination of local telephone calls.

        Pricing Methodologies.    State commissions are required to set arbitrated rates for interconnection, unbundled network elements, and transport and termination arrangements for local calls based on the ILEC's forward-looking economic costs, using the total element long run incremental cost, or TELRIC, methodology, plus a reasonable share of forward-looking joint and common costs. The TELRIC pricing methodology has been challenged by ILECs, and is currently the subject of an appeal that is being considered by the U.S. Supreme Court. Depending on the decision of the Supreme Court, future prices for access to ILEC networks may be higher than at present.

        Resale.    ILECs are required to provide services on a wholesale basis to carriers who wish to resell those services. The wholesale price must be discounted by the amount attributable to marketing, billing, collection and other costs that are avoided by ILECs when they provide wholesale service.

        Access to Rights-of-way.    Telecommunications carriers and utilities are required to provide nondiscriminatory access to their poles, ducts, conduits, and rights-of-way.

        The Telecommunications Act of 1996 also eliminates previous prohibitions on the provision of long-distance services by the regional Bell operating companies and GTE's telephone operating company subsidiaries. These companies are now generally permitted to compete in providing long-distance services, except that the regional Bell operating companies are not allowed to provide long-distance service within the states in which they also provide local exchange service, known as "in-region service," until they receive specific approval of the FCC on a state-by-state basis, based on satisfying several conditions, including a checklist of requirements intended to open local telephone markets to competition. To date, Bell companies have been authorized by the FCC to provide in-region service in Arkansas, Connecticut, Kansas, Massachusetts, Missouri, New York, Oklahoma, Pennsylvania, Rhode Island and Texas and additional approvals are likely.

ILEC Pricing Flexibility

        In an order issued in August 1999, the FCC granted the major local exchange carriers increased pricing flexibility upon demonstration of increased competition (or potential competition) in relevant markets. Since that order, most of the larger ILECs have obtained FCC permission to exercise pricing flexibility for certain interstate access services under the new rules. The rules give ILECs progressively greater flexibility in setting rates as competition develops, gradually replacing regulation with competition as the primary means of setting prices. The ILECs are now permitted to charge different rates for the same service in different geographic markets, and in some cases to negotiate client-specific price terms. So far, the ILECs have only made limited use of the available pricing flexibility, but over time this flexibility is likely to have a significant impact on the interstate access prices charged by the ILECs with which we compete, and hence on our operations, expenses, pricing and revenue. The ILEC's prices for these services will affect us both directly, as a client buying services from the ILECs for resale to our client, and indirectly, as a competitor.

Universal Service Reform

        The Telecommunications Act directs the FCC, in cooperation with state regulators, to establish a universal service fund in order to provide subsidies to carriers that provide service to individuals that live in rural, insular or high-cost areas. A portion of carriers' contributions to such fund will also be used to provide telecommunications-related facilities for schools, libraries and certain rural health care providers. The FCC implemented this requirement by adopting rules in June 1997 that require all telecommunications carriers to contribute to the universal service fund. Contribution factors vary quarterly and carriers, including us, are billed monthly. The FCC's implementation of universal service requirements remains subject to judicial and additional FCC review. In several new proceedings, the FCC is considering several potential changes in the way carriers contribute to this fund, and is also considering imposing contribution obligations on providers of broadband internet access services. Changes to the universal service regime could increase our costs, could have an adverse affect on us.

State Regulation

        We offer intrastate telecommunications services and are subject to various state laws and regulations. Most public utility commissions require some form of certification or registration. We must acquire such authority before commencing service. In most states, we are also required to file tariffs or price lists setting forth the terms, conditions and prices for services that are classified as intrastate. We are required to update or amend these tariffs when we adjust our rates or add new products and are subject to various other regulatory requirements, including payment of fees and filing of reports, in these states.

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

        States generally retain the right to sanction a carrier or to revoke certification if a carrier violates relevant laws or regulations. If any state regulatory agency concluded that we are or were providing intrastate services without the appropriate authority, the agency could initiate enforcement actions, which could include the imposition of fines, a requirement to disgorge revenues, or the refusal to grant the regulatory authority necessary for the future provision of intrastate communications services.

        We have been granted authority to provide resold and network-based competitive local exchange and/or interexchange services in all of the states in which our UTX facilities are located, and in many other states. We cannot be sure that we will receive the authorizations we seek currently or in the future.

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

        At present, we have no plans to construct transmission facilities (such as fiber-optic lines) in public rights-of-way, instead opting to obtain "dark" fiber from other communications providers. If we do undertake actual construction in the future we may become subject to more extensive local government regulations.

International Regulation

        In some countries where we plan to operate, local laws or regulations limit or require prior government approval for the provision of international telecommunications service in competition with authorized carriers. For example, our provision of services over facilities using our own network or by purchasing minutes from other carriers for resale to our clients may be affected by increased regulatory requirements in a foreign jurisdiction. Also, local laws and regulations differ significantly among the jurisdictions in which we operate or plan to operate, and, within such jurisdictions, the interpretation and enforcement of these laws and regulations can be unpredictable. We cannot be sure that future regulatory, judicial, legislative or political changes will permit us to offer to residents of these countries all or any of its services or will not have a material adverse effect on us. In addition, we cannot be sure that regulators or third parties will not raise material issues regarding our compliance with applicable laws or regulations, or that governmental decisions will not harm our business.

        In addition, the World Trade Organization Agreement, which reflects efforts to eliminate government-owned telecommunications monopolies throughout Asia, Europe and Latin America may affect us. Although we believe that these deregulation efforts will create opportunities for new entrants in the telecommunications service industry, they also create enhanced opportunities for foreign telecommunications carriers to compete against us.

Employees

        As of December 31, 2001, we had 263 full-time employees, none of whom was represented by a labor union. Our future performance depends, in significant part, upon the continued service of our key technical, sales and senior management personnel. All of our executive officers are subject to employment agreements for specific terms. For additional information on these employment agreements, please see "Directors and Executive Officers of the Registrant." The loss of the services of one or more of our key employees could have a material adverse effect on our business, financial condition and results of operations. To date, we have not experienced any work stoppages, and we consider our relations with our employees to be good.

ITEM 2. PROPERTIES

        Our headquarters are located in Chicago, Illinois, where we lease office space under an agreement expiring in July 2012. As of February 28, 2002 we lease office space for sales offices in three cities in the United States, one in Europe, and space for UTX facilities in fourteen cities in the United States. Our UTX leases expire on various dates between October 2004 and November 2015. We also lease office space in one city for our other business operations. With these facilities and our other administrative and Network Operation Center facilities, we currently lease approximately 352,000 square feet globally.

UTX Facility Sites	Sales Office Sites	Other business locations
Atlanta, Georgia	Denver, Colorado	Glastonbury, Connecticut
Boston, Massachusetts	New York, New York
Chicago, Illinois (2 locations, one of which is non-operational)	Washington D.C. London, United Kingdom
Dallas, Texas
Denver, Colorado (non-operational)
Los Angeles, California (2 locations)
Miami, Florida (2 locations)
New York, New York (3 locations)
Phoenix, Arizona
Portland, Oregon
San Francisco, California
Seattle, Washington
Vienna, Virginia
Washington D.C.

ITEM 3. LEGAL PROCEEDINGS

        In November 2001, a complaint was filed in federal district court for the Southern District of New York on behalf of a purported class of persons who purchased the Company's stock between March 16, 2000 and December 6, 2000. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities. The complaint brings claims for violation of several provisions of the federal securities laws against those underwriters, and also against the Company and certain of its present and former directors and officers. Similar lawsuits concerning more than 180 other companies' initial public offerings have been filed. We believe that the allegations against us are without merit and intend to defend the litigation vigorously.

        In February 2000, a complaint was filed in the Superior Court of California, County of Santa Clara, against us, certain of our directors and officers and other parties by Point West Ventures, LP, previously known as Fourteen Hill Capital, LP and certain other shareholders in Vaultline Incorporated. The claim arises out of a letter of intent that we entered into in December 1998 relating to our potential acquisition of Vaultline. The letter stated that it was not binding on the parties except with respect to a $250,000 advance to be made by us and certain obligations of Vaultline. The letter contemplated that we would undertake a due diligence investigation of Vaultline. After performing the due diligence, we determined not to complete the transaction and entered into a mutual settlement agreement and release. Subsequently, Vaultline ceased doing business. The claimants contend that the mutual settlement agreement executed by the president of Vaultline was unauthorized. They allege that we, certain of our officers and directors and others conspired to deprive them of their interests in Vaultline and are seeking damages in excess of $10,000,000. We believe all of our legal obligations were satisfied and intend to vigorously contest any claims asserted against us relating to this matter. On May 4, 2000, the Superior Court granted our petition to compel arbitration and to stay proceedings pending arbitration. On July 17, 2000, the Superior Court granted the petition made by certain of our directors and officers to compel arbitration and to stay proceedings pending arbitration. No arbitration demand has ever been made against the Company.

        In February 2002, Point West Ventures, LP was placed into receivership by the United States District Court for the Northern District of California. The United States Small Business Administration ("SBA") was appointed as Receiver. All matters for or against Point West were stayed pending review by the SBA.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the quarter ended December 31, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock has been quoted on the Nasdaq National Market under the symbol"UAXS" since our initial public offering on March 17, 2000. The following tables set forth the range of the high and low sales prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated:

	High	Low
Fiscal Year 2001:
Fourth Quarter	$5.00	$0.76
Third Quarter	5.25	0.70
Second Quarter	7.05	3.30
First Quarter	17.00	4.50
	High	Low
Fiscal Year 2000:
Fourth Quarter	$18.00	$5.00
Third Quarter	41.50	10.94
Second Quarter	42.50	12.00
First Quarter (commencing March 17, 2000)	63.00	27.98

        As of December 31, 2000 and 2001, the number of stockholders of record was 644 and 815, respectively. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

        We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, to operate and expand our business and do not expect to pay any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

        The selected consolidated financial data set forth below should be read in conjunction with our financial statements and the notes to our financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included as Item 7 in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 1999, 2000, and 2001, and the consolidated balance sheet data as of December 31, 2000 and 2001 are derived from, and are qualified by reference to, the audited financial statements included as Item 14(a) in this Form 10-K. The consolidated statement of operations data for the period from inception through December 31, 1997 and for the year ended December 31, 1998, and the consolidated balance sheet data as of December 31, 1997, 1998, and 1999 are derived from audited financial statements not included in this Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

		Years Ended December 31,
	Inception through December 31, 1997
		1998	1999	2000	2001
	(In thousands, except per share data)
Statement of operations data:
Total revenues	$77	$1,629	$14,259	$51,122	$122,389
Operating expenses:
Cost of circuit access (exclusive of depreciation of $1,556 in 2001, shown below)	66	1,256	12,021	37,991	82,772
Operations and administration (excluding stock compensation)	180	1,516	13,494	60,037	73,768
Operations and administration (stock compensation)	—	689	8,146	3,127	28,343
Depreciation and amortization	—	47	942	5,027	13,864
Restructuring and other nonrecurring charges	—	—	—	—	35,438
Total operating expenses	246	3,508	34,603	106,182	234,185

Operating loss	(169)	(1,879)	(20,344)	(55,060)	(111,796)
Other income (expense):
Interest expense	(1)	(27)	(81)	(510)	(644)
Interest income	—	8	739	8,682	3,972
Gain (loss) on foreign exchange	—	—	—	29	(1)
Other expense	—	(100)	33	322	(101)

Total other income (expense)	(1)	(119)	691	8,523	3,226

Net loss	(170)	(1,998)	(19,653)	(46,537)	(108,570)
Accretion and dividends on redeemable and nonredeemable cumulative convertible preferred stock	—	(28)	(10,207)	—	—

Net loss applicable to common stockholders	$(170)	$(2,026)	$(29,860)	$(46,537)	$(108,570)

Basic and diluted net loss per share	$(0.01)	$(0.07)	$(0.96)	$(0.60)	$(1.17)
Shares used in computing basic and diluted net loss per share	23,799	29,063	31,142	77,830	92,546
Pro forma basic and diluted net loss per share		$(0.07)	$(0.50)
Shares used in computing pro forma basic and diluted net loss per share		30,069	56,855
	December 31,
	1997	1998	1999	2000	2001
Balance sheet data:
Cash	$1	$844	$38,024	$56,931	$20,758
Working capital	(35)	(562)	33,337	80,473	15,997
Total assets	100	1,969	64,265	227,022	175,651
Total long-term debt, net of current portion	—	149	2,369	1,153	1,063
Total stockholders' equity (deficit)	(34)	(1,282)	52,042	177,362	98,964

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading "Factors That May Affect Future Results." The following discussion provides information and analysis of our results of operations for the three years ended December 31, 2001, and our liquidity and capital resources. You should read the following discussion in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report as well as the reports we file with the Securities and Exchange Commission.

OVERVIEW

Business

        We commenced operations in 1997 for the purpose of facilitating the provisioning, installation and servicing of dedicated communications circuits for service providers who buy network capacity and transport suppliers who sell network capacity. Monthly circuit access is provided under client contracts with terms ranging from 12 to 60 months, with a weighted average original length of 23 months as of December 31, 2001. These client contracts are typically governed by Master Service Arrangements, which contain certain service level guarantees that we maintain by providing continuous network monitoring, maintenance and restoration services to our clients. Clients may choose to terminate their agreement with us prior to the expiration of the contract. In these cases, the Master Service Agreement provides us the contractual right to bill clients for early termination costs up to 100% of the remaining contract value at the time the circuit is cancelled by the client.

Clients

        Our clients are communications service providers and transport suppliers, such as internet service providers, or ISPs, competitive access providers, incumbent telecommunication service providers and other application and network service providers. Our services enable our clients to outsource the work of obtaining, installing and provisioning end-to-end circuits and managing these circuits and related vendor relationships. Our solutions seek to provide significant time, effort and cost savings to our clients, who would otherwise be forced to independently analyze the capacity, availability and pricing of circuit alternatives from multiple vendors. In addition to the provisioning of new circuits, we encourage our clients to transfer or assign existing circuits to us that we then manage for and provide to our clients. We refer to a transaction in which we contract with a client to take over an existing circuit during its existing contractual term as an "assignment" (typically requiring consent of the carrier), whereas a similar arrangement where the original contract is out of term is referred to as a "transfer". We believe that by transferring and assigning circuits to us, our clients are able to improve efficiency, eliminate multi-vendor management, streamline billing, obtain one-call resolution of network issues and lower costs.

        During the year ended December 31, 2001, UUNet Technologies (a subsidiary of WorldCom), AboveNet Communications ("MFN") and BCE Nexxia Corporation ("BCE") accounted for approximately 33%, 12% and 11%, respectively, of our revenues. MFN, WorldCom, BCE and Allied Riser Operations represented 25%, 20%, 15% and 14%, respectively, of our total revenues during the year ended December 31, 2000. MFN represented approximately 38% of total revenues for the year ended December 31, 1999. We operate in a highly concentrated, high-risk market, which has recently experienced a general deterioration of credit quality. If one or more significant clients or a significant number of smaller clients are unable to meet their obligations to us, this could have a significant adverse effect on our cash flows, results of operations and financial condition, as would future deterioration in market conditions in our industry or in the creditworthiness of our significant clients or a significant number of smaller clients. During the year ended December 31, 2001, several of our significant clients filed for reorganization or liquidation under the bankruptcy laws. In addition, one of our major clients has recently filed for bankruptcy and one other significant client has threatened to file for bankruptcy.

Infrastructure

        In order to provision and manage dedicated circuits in an efficient and effective manner, we leverage our information and facilities infrastructure:

  •
  Universal Information Exchange database. As of December 31, 2001, our UIX database contained over 31 million data elements, including detailed information about the location, pricing, internal procurement processes and availability for over 75 competing domestic and global transport suppliers in various geographic regions. Our UIX database enables us to realize time and cost savings when analyzing the capacity, availability and pricing of circuit alternatives from multiple vendors. The supply information that forms the core of our UIX database is enhanced by the LATTIS tariff and pricing information we acquired through the purchase of Tri-Quad Enterprises. We currently offer our clients subscriptions to receive the LATTIS tariff and pricing database via monthly CD-ROM updates. These subscriptions did not contribute significantly to revenues during the years ended December 31, 1999, 2000 and 2001, however we expect to continue to enhance the information and capabilities of the UIX database and LATTIS on an ongoing basis, including our planned new web-based tool.

  •
  Universal Transport Exchange facilities. The Company's UTX facilities are strategically located interconnection sites that interconnect multiple network service providers in order to accelerate the interconnection of circuits and optimize physical network configurations for enhanced profitability. At December 31, 2001, we had nineteen UTX facilities, two of which have not yet been placed into operations. In selected markets, we anticipate deploying high-speed, metropolitan fiber-optic rings in conjunction with our UTX facilities to further manage the cost and speed of connections to locations with significant connectivity demand. Although our UTX facilities primarily support our circuit access services, we may lease space in our UTX facilities to clients in limited instances.

Circuit Grooming

        We consider all circuits as being eligible for "grooming." As noted earlier, grooming involves circuit aggregation. As our UIX database continues to gather more information about our carriers' networks, we expect to have greater insight into where and when our carriers' networks can be optimized through their interconnection points to target additional business. Toward this end, our grooming strategy translates into our three initiatives:

  •
  Financial Grooming, which is targeted at generating sufficient volumes to warrant lower-rate circuit costs from our carriers. Financial grooming typically involves negotiating carrier price reductions in exchange for volume commitments. To date, the majority of our grooming benefits, which manifest themselves in improved margins, have been achieved through this approach.

  •
  Physical Grooming, which is achieved when two or more of our circuits have the same origination and termination points and we have the opportunity to aggregate circuits onto a higher-capacity circuit. Physical grooming requires us to have the necessary information and capabilities to recognize where and when to secure higher-capacity circuitry. We took our first significant step toward physical grooming at the end of 2001 when we completed our New York City Metro Ring, which connects our three local UTX sites using our optical switching equipment. In the first quarter of 2002, we realized initial grooming benefits from this initiative.

  •
  Optimization is similar to physical grooming, but involves leveraging our carriers' interconnection equipment capabilities as opposed to our own UTX facilities. As we take on more transfer and assignment business, we expect to have more opportunities to identify circuits eligible for grooming between carrier interconnection sites. This would allow us to match client needs with carrier networks to the benefit of all parties.

        All three grooming initiatives have been designed to enable us to maintain or increase margins on all existing circuits while also creating excess capacity with virtually no incremental operating cost. The additional capacity created through grooming enables us to provide reduced provisioning times, circuit protection, disaster relief and additional service offerings. We also expect significant secondary benefits because these initiatives should give us the ability to reduce our cost structure and enhance our ability to secure additional transfer and assignment business due to our increased capability to provide lower cost alternatives to clients.

        On February 11, 2002 we agreed to acquire certain metropolitan, fiber-optic ring and other assets of Sphera Optical Networks to support the next phase of our grooming strategy to improve margins. Rather than building additional UTX facilities in 2002, we can place these assets into service immediately. We expect to purchase seven of Sphera's metro core optical rings, which are already interconnected with our UTX facilities. The acquisition is subject to bankruptcy court approval. With the new rings, we would increase our interconnection facilities, adding 21 active nodes to the network, which will act as extensions to our UTX facilities. The rings, located in New York City, New Jersey, Washington D.C., Virginia, Dallas, Chicago, and Los Angeles are positioned in high-traffic cities for our clients. A successful completion of the acquisition would accelerate the deployment of our grooming initiative.

        Our grooming strategy is not without certain elements of risk. There is no guarantee that this strategy will be successful and that margins will improve. As part of our ongoing business, we continue to be party to several long-term revenue commitments with various vendors. These contracts are based on projected new business volumes and if we are unable to meet our projections, our future margins and operating results will be impaired. If it is determined that existing circuits cannot be groomed, we may not realize cost savings and margin improvements in the future as expected. Because these circuits can be long haul, local loop or end-to-end solutions, grooming must engage in an in-depth analysis of all pieces of the circuits. This analysis includes calculating the savings on the long haul circuit and weighing this against any cancellation or termination charges as well as any commitment shortfalls with that carrier. For the local loops, new engineering may need to be created for at least one end of the loop. Additionally, grooming initiatives must consider factors such as account churn and other unfavorable contractual terms and conditions associated with carrier Master Service Agreements.

Critical Accounting Policies

        Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires our management to make certain estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period as well as the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Our management bases its estimates and judgments on historical experience and on various other factors that it believes are reasonable under the circumstances and re-evaluates these estimates and judgments on an on-going basis. Reported results may differ from these estimates if different assumptions or conditions were to be made. Management believes that the following critical accounting policies are those that affect its more significant judgments and estimates used in the preparation of its consolidated financial statements and that an understanding of these policies is important to a proper evaluation of our reported financial results:

  •
  Revenue recognition,

  •
  Estimating accrued liabilities and allowances, including the allowance for doubtful accounts,

  •
  Valuation and useful lives of long-lived assets, and

  •
  Restructuring reserves.

        Revenue recognition:    We derive substantially all of our revenues from providing ongoing, dedicated circuit access, which includes network management and maintenance services. Circuit charges are billed monthly in advance, and circuit revenues are recognized in the month that service is provided so long as collectibility is reasonably assured. We begin recognizing revenues from transfer or assignment of circuits once we begin providing all contractual services, including network management and monitoring services.

        Revenue earned by leasing UTX facilities space to a client is recognized ratably on a monthly basis over the term of the lease. These amounts did not contribute significantly to revenues during the years ended December 31, 1999, 2000 or 2001.

        Amounts billed for installing a client circuit or installing client UTX equipment are billed up-front and recognized over the term of the related circuit access agreement. These amounts did not contribute significantly to revenues during the years ended December 31, 1999, 2000 or 2001.

        Once we disconnect a circuit and bill any applicable termination charges, we have no future obligations to the client. We recognize revenue for the full amount of cancellation charges at the time that the charges are billed, so long as collectibility is reasonably assured. While the imposition of these charges is provided for in our Master Service Agreements, we have financial exposure in the event that the client defaults on the payment of these cancellation charges, since we will continue to be liable to the third party carriers from which we have bought network capacity to service such defaulting client. Such an event would result in lower realized margins.

        In instances when collectibility is not reasonably assured at the time service is provided, we do not recognize revenue at the time the charges are billed, but record amounts billed as accounts receivable and increase the allowance for doubtful accounts. We record revenue for these amounts only when cash is ultimately received.

        Estimating accrued liabilities and allowances, including the allowance for doubtful accounts: We perform routine credit analyses on new and existing clients based on financial statement analysis, cash position and credit risk in order to assess collectibility. If events or circumstances occur subsequent to revenue recognition that indicate collection is no longer likely, we record bad debt expense at the time these events or circumstances become known. During the year ended December 31, 2001, several of our significant clients filed for reorganization or liquidation under the bankruptcy laws. As a result of these developments, we significantly increased our allowance for doubtful accounts in each of the last three quarters of 2001. We continue to evaluate the adequacy of our allowance in light of continuing deterioration of market conditions in the telecommunications industry. We believe our allowance for doubtful accounts as of December 31, 2001 is adequate, however, actual experience could vary significantly from our estimates, which would adversely impact our results of operations, cash flows and financial condition as would future deterioration in market conditions in our industry or the creditworthiness of our significant clients.

        In addition to the allowance for doubtful accounts, the preparation of our financial statements requires us to make estimates of accrued liabilities. We believe that amounts accrued at December 31, 2001 are reasonable, however, actual experience could vary significantly from our estimates, which would adversely impact our results of operations, cash flows and financial condition.

        Valuation and useful lives of long-lived assets:    UTX facilities and equipment represent the majority of our long-lived assets. A UTX facility is considered operational if there are at least five carriers in the facility, including both local and long-haul carriers, six months have passed since the facility has been completed, or the facility generates $200,000 in monthly recurring revenues. Construction, equipment and facility leasing costs incurred in connection with the construction of a UTX facility are capitalized until the facility is placed into operations. Once the facility is placed into operations, these costs are amortized over the lesser of the term of the lease, ranging from seven to 15 years, or the estimated useful life of the equipment. As of December 31, 2001, we have invested a total of $73.2 million in UTX assets, including optical switching equipment and construction in process of $6.1 million. We have total open UTX equipment purchase orders of approximately $35,000 and minimum lease payments of approximately $36.3 million related to UTX facilities. Although UTX facilities and equipment represent the majority of our long-lived assets, we have also invested in our UIX database and office facilities and equipment. We expect that amounts capitalized for our UTX facilities and other long-lived assets will be fully recoverable and we believe that our useful lives are reasonable. However, changes in asset useful lives may result in a significant increase in depreciation expense or if we later determine that the carrying amounts of these assets may not be recoverable, we would recognize an impairment loss by reducing the carrying value of the long-lived assets to their estimated fair value, which could materially impact our operating results.

        Restructuring reserves:    In the third quarter ended September 30, 2001, we recorded a restructuring charge. Estimates used to calculate these charges were provided in part by an outside real estate consulting firm and were based upon their estimate of the real estate market at the time of the restructuring. As leases are disposed of or subleased in the future, actual timing and terms will likely be different, resulting in future adjustments to the restructuring charge. In the case that we cannot sublease the facilities as expected, we could recognize a significant increase in future restructuring related rent expense.

Other

        In September 2001, we entered into our first successful portfolio management transaction, which included the assignment of circuits, new circuits and the rental of UTX space. In this transaction, a client assigned third party carrier circuits to us whereby we became the carrier of record on the assigned circuits, assuming full liability to third party carriers for the assigned circuits. In an effort to encourage all parties to agree to this assignment, all billing disputes between the client and the third party carriers had to be resolved prior to the assignment of the circuits. Under the terms of the agreement, we advanced to the third party carriers the disputed amount of approximately $2.0 million with recourse against both the third party carriers and the client once the disputes are resolved. This amount is recorded as a non-trade receivable in the current assets section of the balance sheet at December 31, 2001.

        To date, cost of circuit access has primarily consisted of amounts paid to transport suppliers for circuits. We have negotiated volume discounts and network route-specific discounts under contracts with many of our suppliers. These contracts generally have terms ranging from three to ten years and include minimum monthly purchase commitments that begin anywhere from six to twelve months after we enter into the contract. During 2001, we renegotiated our minimum purchase commitment with a significant supplier whereby our total revenue commitment decreased by $56.0 million over the ten-year life of the agreement. At December 31, 2001, our minimum purchase commitments totaled approximately $3.5 million per month. However, actual purchases under these contracts, which totaled approximately $14.6 million for the three months ended December 31, 2001, have exceeded total minimum purchase commitments. In addition, as of December 31, 2001, we are party to contracts that will impose minimum purchase commitments that we anticipate will total approximately $3.8 million per month by December 2002. We will continue to evaluate commitment agreements in the future for any adverse effects on the operations of the Company, however, at this time we do not feel that any additional reserves are necessary.

        During 2001, we paid a supplier $3.3 million in exchange for favorable pricing terms and will amortize this cost over the ten-year life of the agreement.

        Operations and administration expense consists of salaries and employee benefits, costs associated with the development, expansion and maintenance of our UIX database, and costs associated with sales, marketing, operations, administration and facilities.

        In each year since our inception, we have incurred operating losses and net losses, and have experienced negative cash flows from operations. At December 31, 2001, we had an accumulated deficit of $177.0 million.

	Years Ended December 31,
	1999	2000	2001
	(in thousands, except per share data)
Net loss	$(19,653)	$(46,537)	$(108,570)
Dividends on redeemable and nonredeemable cumulative Convertible preferred stock	(10,207)	—	—
Net loss applicable to common stockholders	$(29,860)	$(46,537)	$(108,570)
Basic and diluted net loss per share	$(0.96)	$(0.60)	$(1.17)
Shares used in computing net loss per share	31,142	77,830	92,546

RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues

        Revenues increased from $51.1 million for the year ended December 31, 2000 to $122.4 million for the year ended December 31, 2001. Substantially all of our revenues consisted of circuit access revenues in each of these years. Our UTX facilities enable us to provision circuits more quickly. The increase in revenues was attributable to an increase in the volume of circuits sold, some of which were higher capacity and, therefore, generated greater revenues per circuit. In addition, there was an increase in the number of clients and additional sales to existing clients. The telecommunications industry has experienced significant contraction and restructuring over the past 12 months. As a result, there has been a significant increase in the number of bankruptcies among telecommunications service providers, carriers, ISPs and application service providers, or ASPs, and this trend may continue. With a majority of our revenue coming from the telecommunications industry, management must continually assess the credit quality of our client base as well as the collectibility of the revenue expected from clients deemed high risk. If significant amounts of revenues previously accrued or anticipated are ultimately not collected, we would be required to record additional bad debt expenses in the future which could materially impact our operating results.

        In the fourth quarter of 2001, we provided $3.2 million of circuit access services to Aleron, Inc. ("Aleron"). Also during the fourth quarter of 2001, we agreed to purchase certain ATM network equipment from Aleron for $3.0 million. During January 2002, we offset amounts due from Aleron for circuit access services with the payable due to Aleron related to our purchase of network equipment from Aleron. During 2001, an executive officer of Aleron was a member of our Board of Directors.

        On March 15, 2002 Aleron filed for protection under Chapter 11 of the bankruptcy code, with outstanding amounts owed Universal Access of $3.7 million, representing services incurred January through March 14, 2002.

Cost of Circuit Access

        Cost of circuit access increased from $38.0 million for the year ended December 31, 2000 to $82.8 million for the year ended December 31, 2001. As a percentage of total revenues, cost of circuit access decreased from 74% for the year ended December 31, 2000 to 68% for the year ended December 31, 2001. The increase in cost of circuit access was primarily attributable to an increase in the volume of circuits sold to both an increased number of clients and additional sales to existing clients. The decrease in cost of circuit access as a percentage of total revenue was primarily attributable to volume-pricing efficiencies created by the scaling of our model and the growing efficiencies in our business driven by financial grooming as described above.

Operations and Administration (Excluding Stock Compensation)

        Operations and administration expenses increased from $60.0 million for the year ended December 31, 2000 to $73.8 million for the year ended December 31, 2001. This increase was in proportion with the scaling of the business. As a percentage of total revenues, operations and administration expenses decreased from 117% for the year ended December 31, 2000 to 60% for the year ended December 31, 2001.

        At December 31, 2000 we had 430 full-time employees and headcount remained in excess of 400 through June 30, 2001. We reduced headcount to 274 at September 30, 2001 as a result of our restructuring plan.

        The cost of UIX development personnel as well as non-capitalized costs associated with the UIX database increased $3.4 million for the year ended December 31, 2001 as compared to December 31, 2000. Facilities costs, including rent and utilities for corporate offices and sales offices increased $3.8 million for the year ended December 31, 2001 as compared to December 31, 2000. Bad debt expense increased $4.5 million for the year ended December 31, 2001 as compared to December 31, 2000 as a result of several of our significant clients filing for reorganization or liquidation under the bankruptcy laws. We also recorded an impairment charge of $587,000 related to the write-down of certain assets, including goodwill and fixed assets, from our PCN division. Sales and marketing costs, primarily for tradeshows, advertising and promotions, decreased $1.9 million for the year ended December 31, 2001.

        During 2000, we began operations in London and Amsterdam to increase our presence in Europe. We incurred a loss from these start-up operations of $5.6 million in 2001 and expect losses from our European operations to decrease in the future, as a result of our reductions in headcount and facilities that occurred during the third quarter of 2001.

        We expect total operations and administration expenses to decrease in absolute terms as well as a percentage of revenue from our annual average for 2001 as we realize efficiencies from our UIX database, other corporate infrastructure projects and our recent restructuring efforts.

Operations and Administration (Stock Compensation)

        During fiscal year 1999 and the first quarter of 2000, we granted stock options to employees and non-employees with per share exercise prices deemed to be below the fair market value of our common stock at the dates of grant. These stock option issuances have resulted in stock compensation charges, which are initially deferred and subsequently amortized over the vesting period of the related options.

        Stock compensation expense totaled $3.1 million for the year ended December 31, 2000 and $28.3 million for the year ended December 31, 2001. The substantial increase in stock compensation charges between periods is attributable to an $11.4 million charge for options granted by Universal Access in September 2001 in exchange for cancellation of restricted stock that was granted to executives in January 2001 at $6.06 per share. In addition, we recognized an $11.3 million charge for restricted stock issued by Universal Access in exchange for outstanding unexercised employee stock options having an exercise price of at least $2.50 per share and for grants of restricted stock to certain employees. A total of 4.8 million restricted shares were issued under these grants in the fourth quarter of 2001.

        There were 14,522,412 and 5,644,848 stock options outstanding at December 31, 2000 and 2001, respectively. We expect to recognize additional stock compensation charges of approximately $14.2 million over the next four years.

Depreciation and Amortization

        Depreciation expense includes depreciation of furniture, fixtures and equipment at our office facilities and of equipment at our UTX facilities. Depreciation expense increased by $8.6 million in the year ended December 31, 2001, compared to the prior year, as a result of the Company starting to depreciate eight additional UTX facilities during the quarter ended June 30, 2001, and one UTX facility during the quarter ended September 30, 2001, as well as additional equipment purchases for existing UTX facilities. We expect depreciation expense to increase in the future as we continue to place our remaining UTX facilities into service and purchase additional equipment for existing UTX facilities.

        Amortization expense, which increased $227,000 during the year ended December 31, 2001, as compared to the prior year, relates to intangible assets acquired in connection with the purchases of Stuff Software and Tri-Quad Enterprises in November 1999 and July 2000, respectively.

Restructuring

        In the quarter ended September 30, 2001, the Company recorded a charge of $40.9 million for restructuring costs and asset impairments. This charge was reduced by $4.1 million in the quarter ended December 31, 2001 resulting in a net charge of $35.4 million during the year ended December 31, 2001. Based on the strategic direction of the Company and the overall state of the telecommunications industry, management made the decision to restructure the Company in an effort to remain on target to achieve the Company's financial objectives and reduce administrative costs. The primary aspects of the restructuring plan were: (a) the Company reduced the number of employees in all departments and reorganized departments to further enhance productivity; (b) based on the reduced number of employees and on operational projections, the Company exited a variety of office facilities and one UTX facility; (c) due to the reduced number of employees and the amount of space being vacated, the Company wrote down fixed assets, such as computer equipment, furniture and fixtures, and leasehold improvements; and (d) the Company wrote off the value of the investment it had made in a privately-held company based on the fact that this company commenced liquidation proceedings during the third quarter. The workforce reduction affected approximately 150 employees or 40% of June 30, 2001 worldwide employees. The $4.1 million restructuring charge reversal in the fourth quarter was

primarily a result of the favorable outcome of lease negotiations with a landlord.    The following summarizes the significant components of the restructuring reserve:

	Original Restructuring Charge	Costs Non-Cash	Incurred Cash Payments	Adjustments	Balance at December 31, 2001
Severance and benefits	$2,580	$—	$1,941	$—	$639
Impairment of assets	3,389	3,389	—	—
Facility exit costs, net of estimated sublease recoveries	32,042	—	1,432	4,081	26,529
Other-than-temporary decline in fair value of long-term investments	2,149	2,149	—	—	—
Other	719	—	165	—	554

Total	$40,879	$5,538	$3,538	$4,081	$27,722

        Facility exit costs, the largest portion of the restructuring charge, represent rent payments that we are contractually obligated to pay through 2013, net of estimated sublease recoveries totaling $30.7 million. The company expects to make cash outlays of $3.7 million that will be charged against the restructuring reserve in 2002, $2.6 million in 2003, $2.1 million in 2004, $2.1 million in 2005, $2.2 million in 2006, and $13.3 million thereafter. We expect that all restructuring costs will be paid by 2013.

        During 2000, we made an investment of $2.0 million for an ownership interest of approximately 1% in a non-publicly traded company. In August 2001 it was announced that the investee company commenced liquidation proceedings. As a result, we determined that the investment was other-than-temporarily impaired and wrote the investment's carrying value down to zero and included the resulting loss in restructuring and other nonrecurring charges.

Other Income (Expense)

        Other income totaled $8.5 million and $3.2 million for the years ended December 31, 2000 and 2001. The decrease in other income was attributable to our lower cash and short-term investment balances and decreases in interest rates. We invested substantially all of the proceeds from our public stock offering during 2000 in cash equivalents with original maturities of less than three months and marketable securities with original maturities of three to six months. Interest income for the years ended December 31, 2000 and 2001 was partially offset by interest expense on notes payable and capital lease obligations.

Income Taxes

        From our inception through September 27, 1998, we elected to be treated as a subchapter S-corporation for income tax purposes. In September 1998, we converted to a C-corporation. At December 31, 2001, we had approximately $144.8 million of federal and state net operating loss carryforwards. These carryforwards may be available to offset future taxable income. Our federal and state net operating loss carryforwards expire at various dates beginning in 2018. Due to the uncertainty that we will generate future earnings sufficient to enable us to realize the benefit of these net operating loss carryforwards, we have recorded a valuation allowance for the full amount of our deferred tax asset. As a result, no income tax benefit has been recorded in our statement of operations. We assess the realizability of our deferred tax asset on an ongoing basis and adjust the valuation allowance based on this assessment. Additionally, Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the use of net operating loss carryforwards if there is a change in ownership, as defined, within any three-year period. The utilization of certain net operating loss carryforwards may be limited due to our capital stock transactions.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues

        Revenues increased from $14.3 million for the year ended December 31, 1999 to $51.1 million for the year ended December 31, 2000. Substantially all of our revenues consisted of circuit revenues in each of these years. Obtaining more carrier information with which we populated our UIX database enabled us to provision circuits more efficiently and therefore directly contributed to increases in circuit revenues. The increase in revenues was also attributable to an increase in the volume of circuits sold, some of which were higher capacity and, therefore, generated greater revenues per circuit. In addition, there was an increase in the number of clients and additional sales to existing clients.

Cost of Circuit Access

        Cost of circuit access increased from $12.0 million for the year ended December 31, 1999 to $38.0 million for the year ended December 31, 2000. As a percentage of total revenues, cost of circuit access decreased from 84% for the year ended December 31, 1999 to 74% for the year ended December 31, 2000. The increase in cost of circuit access was primarily attributable to an increase in the volume of circuits sold to both an increased number of clients and additional sales to existing clients. The decrease in cost of circuit access as a percentage of total revenues was primarily attributable to volume-pricing efficiencies created by the UIX database and reflects the successful scaling of our model and the growing efficiencies in our business.

Operations and Administration (Excluding Stock Compensation)

        Operations and administration expenses increased from $13.5 million for the year ended December 31, 1999 to $60.0 million for the year ended December 31, 2000. This increase was primarily attributable to significant increases in personnel, continued expansion of our UIX database and the build-out of our corporate infrastructure, including facilities, sales and marketing.

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

        The cost of UIX development personnel as well as non-capitalized development costs associated with the UIX increased $1.3 million for the year ended December 31, 2000 as compared to December 31, 1999. Facilities costs, including rent and utilities for corporate offices and sales offices increased $8.0 million for the year ended December 31, 2000 as compared to December 31, 1999. We recorded an impairment charge of $557,000 related to the write-down of certain assets, including goodwill and fixed assets, from PCN. Sales and marketing costs, primarily for tradeshows, advertising and promotions, increased $3.1 million for the year ended December 31, 2000.

        During 2000, we began operations in London and Amsterdam to increase our presence in Europe, incurring a loss from these start-up operations of $2.1 million for the year ended December 31, 2000.

Operations and Administration (Stock Compensation)

        During fiscal year 1999 and the first quarter of 2000, we granted stock options to employees and non-employees with per share exercise prices deemed to be below the fair market value of our common stock at the dates of grant. These stock option issuances resulted in stock compensation charges, which are initially deferred and subsequently amortized over the vesting period of the related options.

        Stock compensation expense totaled $8.1 million for the year ended December 31, 1999 and $3.1 million for the year ended December 31, 2000. The substantial decrease in stock compensation charges between periods was attributable to loans issued to three officers of the Company in connection with the exercise of stock options. This event resulted in a one-time stock compensation charge of $4.6 million in the year ended December 31, 1999.

        There were 10,465,750 and 14,522,412 stock options outstanding at December 31, 1999 and 2000, respectively.

Depreciation and Amortization

        Depreciation expense includes depreciation of furniture, fixtures and equipment at our office facilities and of equipment at our UTX facilities. Depreciation expense increased by $4.2 million in the year ended December 31, 2000, compared to the prior year, as a result of six additional UTX facilities placed into operations during the fourth quarter of 2000 as well as additional equipment purchases for existing UTX facilities.

        Amortization expense, which increased $807,000 during the year ended December 31, 2000, as compared to the prior year, relates to intangible assets acquired in connection with the purchases of Pacific Crest Networks, Stuff Software and Tri-Quad Enterprises in July 1999, November 1999 and July 2000, respectively.

Other Income (Expense)

        Other income totaled $691,000 and $8.5 million for the years ended December 31, 1999 and December 31, 2000. The increase in other income was attributable to our investment of substantially all of the proceeds from our public stock offering in cash equivalents with original maturities of less than three months and marketable securities with original maturities of three to six months. Interest income for the year ended December 31, 2000 was partially offset by interest expense on notes payable and capital lease obligations.

Income Taxes

        At December 31, 2000, we had approximately $60.3 million of federal and state net operating loss carryforwards. Due to the uncertainty that we will generate future earnings sufficient to enable us to realize the benefit of these net operating loss carryforwards, we recorded a valuation allowance for the full amount of our deferred tax asset. As a result, no income tax benefit was recorded in our statement of operations.

Liquidity and Capital Resources

        Our principal uses of cash are to fund operating losses, working capital requirements, capital expenditures and opportunistic acquisitions. Our capital expenditures will be centered around the expansion of our two primary service elements, information and facilities. For information, we will continue to seek out new data resources, particularly those needed to provision circuits outside the boundaries of the United States. We also plan to invest in the development of our web-based customer interface and portal which was described earlier and is envisioned as creating a competitive advantage for us in the quoting, pricing and provisioning of connectivity for our clients. For facilities, we will continue to invest in our UTX and metropolitan connectivity initiatives so as to create a competitive advantage in terms of service delivery, cost and pricing. In addition, we would look to acquire distressed assets that are complementary to our business model.

Operating Activities

        Net cash used in operating activities decreased from $36.7 million for the year ended December 31, 2000 to $25.3 million for the year ended December 31, 2001. The decrease in net cash used was primarily due to a decrease in operating loss before non-cash items in 2001 as compared to 2000.

        Net cash used in operating activities increased from $6.9 million for the year ended December 31, 1999 to $36.7 million for the year ended December 31, 2000. The increase in net cash used was primarily due to increased net losses, including decreases in non-cash stock compensation charges, and increases in working capital requirements.

        During 2001, a significant portion of our cash inflows were generated by our operations. Because our operating results may fluctuate significantly, as a result of decrease in customer demand or decrease in the acceptance of our future products, our ability to generate positive cash flow from operations may be jeopardized.

Investing Activities

        Net cash used in investing activities decreased from $97.4 million for the year ended December 31, 2000 to $11.9 million for the year ended December 31, 2001. The decrease in net cash used in investing activities relates to increased purchases of property and equipment, primarily for the construction of our UTX facilities, and the purchase of Tri-Quad Enterprises in 2000 coupled with the sale of short-term investments in 2001.

        Net cash used in investing activities increased from $19.6 million for the year ended December 31, 1999 to $97.4 million for the year ended December 31, 2000. The increase in net cash used in investing activities relates to the purchases of property and equipment, primarily for the construction of our UTX facilities, and the purchase of Tri-Quad and short-term investments.

        At December 31, 2001 we had nineteen UTX facilities, two of which have not yet been placed into operations. In 2002 we plan to spend approximately $12 to $14 million to complete construction of two UTX facilities, support the continued enhancement of our UIX, upgrade UTX facilities for additional service demands and develop other product offerings. This amount does not include any expenditures that may be made in connection with our planned acquisition of certain assets from Sphera. We will use part of the proceeds from our initial public stock offering, as well as proceeds from operations, and do not anticipate needing any additional outside funding in order to complete these projects.

        In December 2000, we purchased $21.2 million of equipment for deployment in our UTX facilities. In March 2001, approximately $5.0 million of this equipment was paid for and deployed, and subsequently refinanced through a capital lease transaction in May 2001, less approximately $400,000 in software that was purchased by us. We returned the remaining undeployed equipment to the manufacturer in December 2001. Based on deterioration in the telecommunications market, and in particular, the tightening in the availability of financing supported by telecommunications assets, we determined that the capital and related financing cost of acquiring additional equipment beyond the amount financed and deployed during the year was no longer justified. A corresponding reduction in the accounts payable and related equipment was recorded.

Financing Activities

        Net cash provided by financing activities decreased from $152.9 million for the year ended December 31, 2000 to $1.1 million for the year ended December 31, 2001. The decrease was primarily due to the receipt of net proceeds of $161.9 million from the initial public issuance of our common stock in March 2000. We have invested these proceeds primarily in cash equivalents, with original maturities of less than three months, and marketable securities, with original maturities of between three and six months. We intend to continue investing surplus cash in similar securities, however, we may invest in marketable securities with maturities of up to eighteen months.

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

        In January 2001, the Company added 4,542,817 shares to its 1999 Stock Plan. In accordance with this plan, a maximum number of 10,000,000 shares of our common stock may be optioned and sold, plus an annual increase to be added on the first day of our fiscal year beginning in 2001 equal to the lesser of (i) 10,000,000 shares, (ii) 5% of the outstanding shares of common stock on such date, or (iii) a lesser amount determined by the Board.

        In January 2001, we added 1,817,127 shares to our 1999 Employee Stock Purchase Plan. In accordance with this plan, a maximum number of 500,000 shares of our common stock may be sold, plus an annual increase to be added on the first day of our fiscal year beginning in 2001 equal to the lesser of (i) 3,000,000 shares, (ii) 2% of the outstanding shares of common stock on such date, or (iii) a lesser amount as determined by the Board.

        In June 2001, we entered into a credit agreement with a bank under which we may request the bank to issue letters of credit or we may borrow up to a total of $14.0 million. The agreement expires in June 2002 and supersedes the credit agreement entered into in June 2000. The agreement consists of Part A and Part B. Under Part A of the agreement we may request the bank to issue letters of credit or we may borrow up to a total of $12.0 million. Part A requires that we maintain a cash balance in a custodial account in an amount equal to the amount of borrowings and letters of credit outstanding up to $12.0 million. Letters of credit totaling $11.9 million were outstanding under Part A of the agreement as of December 31, 2001. Under Part B of the agreement we may request the bank to issue letters of credit or we may borrow up to a total of $2.0 million. Part B requires that we maintain a cash balance in a custodial account in an amount equal to the amount of borrowings and letters of credit outstanding up to $2.0 million. Letters of credit totaling $920,000 were outstanding under Part B of the agreement as of December 31, 2001. A cash balance of $13.6 million was held in a custodial account as of December 31, 2001 to cover Part A and B of the facility.

        In March 2000, we completed an initial public offering of our common stock that resulted in the issuance of 12,650,000 shares of common stock at an offering price of $14.00 per share. Net proceeds related to this offering totaled $161.9 million. Until the time of our initial public offering, we had financed our operations primarily through private placements as well as through borrowings from stockholders and financial institutions.

        Since inception through December 31, 1999, we raised $63.4 million in capital through private placements of common and convertible preferred stock and common and preferred stock warrants.

        In December 1999, we entered into a credit agreement with a bank and borrowed $3.3 million. Outstanding borrowings bear interest at approximately 15% and are secured by specifically identified assets. The agreement expires in November 2002 and requires that we maintain an unrestricted cash balance of at least $15.0 million. As of December 31, 2001, the outstanding balance of this loan was $1.2 million.

        In March 1999, we entered into a credit agreement with a bank under which we may request the bank to issue letters of credit or we may borrow up to a total of $4.0 million. The agreement provides that outstanding borrowings bear interest at the bank's prime rate. This agreement expired in April 2000, and we did not renew this line of credit. The collateral cash balance in the amount of our outstanding letters of credit at December 31, 2000 was $546,000 and expired April 1, 2001.

Financial Position

        As of December 31, 2001, we had a net financial position (cash, cash equivalents and short-term investments net of term loans and capital lease obligations) of $42.5 million.

        The following summarizes our contractual obligations at December 31, 2001, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Term Loans and Capital Lease Obligations	Non-Cancelable Operating Leases (incl. restructured facilities)	Non Cancelable Purchase Commitments	Total
2002	$3,862	$12,552	$45,125	$61,539
2003	$1,092	12,938	45,810	59,840
2004	—	13,006	34,989	47,995
2005	—	12,200	23,519	35,719
2006	—	11,930	9,001	20,931
Thereafter	—	63,051	32,253	95,304

	$4,954	$125,677	$190,697	$321,328

        Although we believe our existing cash balances will be sufficient to fund our business until we become self-funding through operations, our ability to meet our planned growth may require substantial cash resources. We expect that our anticipated funding of negative cash flow from operating activities will require capital. In addition, part of our expansion strategy includes acquiring complementary businesses and technologies, which may require us to raise additional funds. We do not expect to generate cash flow from operations in the near term that is sufficient to meet our planned cash requirements. Accordingly, our ability to meet our additional future capital needs will depend upon our ability to renegotiate, extend or replace our credit facilities, obtain supplemental financing or raise additional capital. Additional debt financing may limit our financial and operating flexibility. We may not be able to renegotiate or replace our credit and equipment lease facilities on a timely basis, on acceptable terms or at all. Additional equity financing may not be available or may be dilutive to existing stockholders. If we are unable to obtain future financing when needed or on acceptable terms, we may have to delay or abandon our development and expansion plans, which could materially adversely affect our growth and ability to compete.

        In February 2002 the Company engaged an investment bank to assist the Company in a potential issuance of up to $20.0 million in new equity for other than working capital needs. In March 2002, the Company suspended efforts in connection with the potential offering. The Company may, depending on market conditions, seek to raise additional capital during this year.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Recent Accounting Pronouncements

        On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective for any business combinations initiated after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method of accounting. Use of the pooling-of-interests method is no longer permitted. SFAS No. 142 became effective for Universal Access as of January 1, 2002. Under SFAS No. 142, goodwill should no longer be amortized to earnings, but instead be reviewed for impairment on at least an annual basis. The adoption of SFAS No. 141 and SFAS No. 142 did not have a significant effect on our results of operations or financial position.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required for adoption for fiscal years beginning after June 14, 2002. The Company does not anticipate that the adoption of SFAS No. 143 will have a significant effect on our results of operations or financial position.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 became effective for Universal Access as of January 1, 2002. The adoption of SFAS No. 144 did not have a significant effect on our results of operations or financial position.

        In addition to the factors discussed elsewhere in this Form 10-K and our other reports filed with the SEC, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of us.

We have incurred substantial losses since our inception, and if we fail to increase our revenues, we will be unable to achieve and maintain profitability.

        We have incurred significant losses since inception and expect to continue to incur losses in the future. As of December 31, 2001, we had an accumulated deficit of $177.0 million. Our revenues have grown from $51.5 million in the year ended December 31, 2000 to $122.4 million in the year ended December 31, 2001. We cannot be certain that our revenues will continue to grow, or that we will achieve sufficient revenues to achieve profitability. We expect to continue to incur increasing expenses in order to:

  •
  expand sales and marketing activities to increase market acceptance;

  •
  expand and enhance our UIX database; and

  •
  build out our UTX facilities.

        As a result, we will need to generate significantly higher revenues to achieve and maintain profitability. If we fail to generate higher revenues, we may continue to incur operating losses and net losses.

Our limited operating history makes forecasting difficult.

        We have a limited operating history and, therefore, limited meaningful historical financial data upon which to base our planned operating expenses. Specifically, our UTX business model is relatively new, and we have not operated our UIX database in conjunction with our UTX facilities long enough to accurately predict trends in our business. Moreover, we have not built out enough UTX facilities for a long enough period of time to be able to test whether our strategy to utilize these facilities will work. Accordingly, we are subject to all of the risks that are associated with companies in an emerging industry and in an early stage of development, including:

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

        For example, from time to time we enter into long-term agreements with communications transport suppliers for the supply and installation of communications network capacity. These agreements generally provide for monthly minimum revenue commitments from us, which we must negotiate based on forecasts of our future network capacity requirements. As of December 31, 2001, we were party to contracts that will impose minimum purchase commitments that we anticipate will total approximately $3.8 million per month by December 2002. If we fail to forecast our network capacity requirements accurately or fail to accurately forecast other aspects of our business, it will be difficult for us to become profitable.

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

Our ability to implement and maintain our UIX database is unproven. If we cannot increase the scope and accuracy of these databases as planned, our ability to cost-effectively facilitate the obtaining of circuits for our clients will be at risk.

        To be successful, we must increase and update information about pricing, capacity, availability and location of circuits contained in our databases. Our ability to cost effectively facilitate the supplying of circuits and to provide ongoing dedicated line circuit access depends upon the information we collect from our transport suppliers regarding their networks, which we include in our UIX database. Our suppliers are not obligated to provide us with this information and could decide to stop providing this information to us at any time. Moreover, we cannot be certain that the information that our suppliers share with us is completely accurate or current. If we cannot continue to maintain and expand our UIX database as planned, we may be unable to increase our revenues or to cost-effectively facilitate the supplying of the circuits, and we may never achieve profitability.

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

        To date, we have derived substantially all of our revenues from providing on-going circuit access, and we have only limited experience providing our UTX services. At December 31, 2001, we had operational UTX facilities in Atlanta, Boston, Chicago, Dallas, Los Angeles (2 locations), Miami (2 locations), New York City (3 locations), Phoenix, Portland, San Francisco, Seattle, Washington D.C., and Vienna, Virginia.

        However, clients may terminate their UTX contracts at any time, and our ability to generate revenues will suffer if we fail to maintain our existing clients and to attract new clients for our UTX services.

        One of our key strategies is to expand our business by opening additional UTX facilities in geographically diverse locations. Construction or acquisition of UTX facilities is expensive and time-consuming and will cause a significant strain on the capital resources and operation of our business. If we are unable to generate sufficient cash flows or raise sufficient funds, we may have to delay or abandon some or all of our development and expansion plans. A delay in the expansion of our UTX facilities may make it more difficult for us to respond to competitive pressures and establish our presence in the market.

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

        We plan to actively manage circuits through our UTX facilities to deliver circuits to clients more quickly and to increase margins. We plan to achieve this by physically aggregating circuits on the same route. In order to physically aggregate circuits, we have on a limited basis, deployed optical switches that would allow circuits to be optically switched between networks. We may continue to face delays in installing optical switches. In addition, we cannot be sure that there will be enough circuits on routes between existing UTX facilities to allow us to cost-effectively aggregate these circuits. If we cannot successfully deploy optical switches or physically aggregate circuits, this could limit our ability to increase our margins.

Deterioration in credit quality may affect our clients' ability to pay their obligations to us in a timely manner or at all.

        We operate in a highly concentrated, high-risk market, which has recently experienced a general deterioration of credit quality. Credit-quality concerns, which have historically affected smaller network service providers and subsequently smaller telecommunications providers, have more recently impacted, and continue to impact, larger telecommunications providers and carriers. During the year ended December 31, 2001, several of our significant clients filed for reorganization or liquidation under the bankruptcy laws. In addition, one of our major clients has recently filed for bankruptcy and one other significant client has threatened to file for bankruptcy. As a result, some of our clients may have inadequate financial resources to meet all of their obligations. If either significant clients or a significant number of smaller clients are unable to meet their obligations to us, we may incur additional bad debt expenses and reduced opportunities for growth, which could harm our cash flows, results of operations and financial condition as would future deterioration in market conditions in our industry or in the creditworthiness of our significant clients or a significant number of smaller clients.

We may require additional third-party financing, and if we cannot obtain this financing on commercially reasonable terms, our ability to expand our business may suffer.

        Although we believe our existing cash balances will be sufficient to fund our business until we become self-funding through operations, our ability to meet our planned growth may require substantial cash resources. We expect that our anticipated funding of negative cash flow from operating activities will require capital. In addition, part of our expansion strategy includes acquiring complementary businesses and technologies, which may require us to raise additional funds. We do not expect to generate cash flow from operations in the near term that is sufficient to meet our planned cash requirements. Accordingly, our ability to meet our additional future capital needs will depend upon our ability to renegotiate, extend or replace our credit facilities, obtain supplemental financing or raise additional capital. Additional debt financing may limit our financial and operating flexibility. We may not be able to renegotiate or replace our credit and equipment lease facilities on a timely basis, on acceptable terms or at all. Additional equity financing may not be available or may be dilutive to existing stockholders. If we are unable to obtain future financing when needed or on acceptable terms, we may have to delay or abandon our development and expansion plans, which could materially adversely affect our growth and ability to compete.

If we cannot successfully operate our network operations center, we will be unable to provide monitoring, maintenance and restoration services to our clients.

        One of our primary business objectives is to provide our clients with network monitoring, maintenance and restoration services 24 hours a day, seven days a week through a network operations center. While we currently operate our own network operations facility, our experience in this regard is limited both by the amount of time we have been in business and providing this service on our own as well as by the technical limitations of managing circuits and services on the networks of other providers. As a consequence, we cannot be sure that our efforts to provide these services will be successful. Our ability to implement this strategy will depend on many factors, including our ability to train, manage and retain employees. If we fail to successfully operate a network operations center, we may not be able to monitor network operations effectively or troubleshoot circuits in a cost-effective manner, which would cause us to lose clients and make it difficult for us to attract new clients.

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

  •
  companies that provide collocation facilities, such as MFN, AT&T and Equinix;

  •
  companies that engage in "bandwidth trading", resale, and arbitrage of circuit connectivity such as Arbinet, Bandwidth.com and RateExchange;

  •
  competitive access providers, such as AT&T, ELI, ICG Communications, WorldCom, XO Communications, FiberNet and Telseon; and

  •
  incumbent local exchange carriers, such as Verizon, BellSouth and SBC Communications.

        We expect to face additional competition from new market entrants in the future as there are few substantial barriers to entry in our market. Significant new competitors could arise from increased consolidation and strategic alliances in the telecommunications industry. Other new entrants could enter the market with a business model similar to ours. Our target markets may support only a limited number of competitors. Operations in such markets with multiple competitive providers may be unprofitable for one or more of such providers. Prices in both the long-distance business and the data transmission business have declined significantly in recent years and are expected to continue to decline.

        Moreover, while recent regulatory initiatives allow carriers such as us to interconnect with incumbent local exchange carrier facilities and to obtain unbundled network elements from incumbent local exchange carriers, certain initiatives also provide increased pricing flexibility for, and relaxation of regulatory oversight of, the incumbent local exchange carrier. This may present incumbent local exchange carriers with an opportunity to subsidize services that compete with our services with revenues generated from non-competitive services. This would allow incumbent local exchange carriers to offer competitive services at lower prices. Existing laws also restrict the regional Bell operating companies from fully competing with us in the market for interstate and international long-distance telecommunications services, but also permit the FCC to lessen or remove some restrictions. Verizon and SBC, two of the Bell companies, have received FCC permission to offer long-distance services to customers in a number of states, and the FCC is expected to consider several additional carriers for this relief over the coming year. If FCC decisions under existing law, or future amendments to Federal telecommunications laws, permit the regional Bell operating companies to compete fully with us in this market, our revenues from these services could be reduced if these companies are able to attract a substantial portion of our clients.

        We must distinguish ourselves through the quality of our client service, our service offerings and brand name recognition. We may not be successful in doing this.

        Many of our potential competitors have certain advantages over us, including:

  •
  substantially greater financial, technical, marketing and other resources, including brand or corporate name recognition;

  •
  larger client bases;

  •
  longer operating histories; and

  •
  more established relationships in the industry.

        Our competitors may be able to use these advantages to:

  •
  expand their offerings more quickly;

  •
  adapt to new or emerging technologies and changes in client requirements more quickly;

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

        Our clients depend on our ability to provide ongoing dedicated circuit access. The operation of these circuits depends on the networks of third party transport suppliers, such as WorldCom or Williams Communications. The networks of transport suppliers and clients who may use our UTX facilities may be interrupted by failures in or damage to these facilities. Our facilities and the ongoing circuit access we provide may be interrupted as a result of various events, many of which we cannot control, including:

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

Terrorist attacks and threats or actual war may negatively impact our business, financial condition and results of operations.

        Our business is affected by general economic conditions and fluctuations in consumer confidence and spending, which can decline as a result of numerous factors outside of our control, such as terrorist attacks and acts of war. Recent terrorist attacks in the United States, as well as events occurring in response to or in connection with them, including future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions impacting our suppliers or our clients, may adversely impact our operations. As a result, there could be delays or losses in the delivery of our service, decreased sales of our services and extension of time for payment of accounts receivable from our clients. Strategic targets such as communications networks and the Sears Tower may be at greater risk of future terrorist attacks than other targets in the United States. This occurrence could have an adverse impact on our operations. It is possible that any or a combination of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

We depend on several large clients, and the loss of one or more of these clients, or a significant decrease in total revenues from any of these clients, could significantly reduce our revenue and income.

        Historically, a substantial portion of our revenues has come from a limited number of clients. For example, for the year ended December 31, 1999, our largest client accounted for approximately 38% of our total revenues, and for the year ended December 31, 2000, our four largest clients accounted for approximately 74% of our total revenues. In the year ended December 31, 2001 our three largest clients represented 55% of total revenues. We have a number of significant revenue contracts with these clients. These contracts expire on various dates between now and March 2005. If we lose one or more large clients, or if one or more of our large clients reduces the services they purchase from us and we fail to add new clients, our revenues could decline and our results of operations would suffer.

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

        As a regulated company, we are required to obtain the approval of the FCC and certain state regulators before engaging in certain types of transactions, including some mergers, acquisitions of other regulated companies, sales of all or substantial parts of our business, issuances of stock, and incurrence of debt obligations. The particular types of transactions that require approval differ in each jurisdiction. If we cannot obtain the required approvals, or if we encounter substantial delays in obtaining them, we may not be able to enter into transactions on favorable terms and our flexibility in operating our business will be limited. If our flexibility is limited, we may not be able to optimize our operating results.

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

We may incur operational and management inefficiencies when we acquire new businesses.

        Part of our expansion strategy includes acquiring businesses and technologies, such as the Sphera acquisition, which we believe will complement our existing business. These acquisitions will likely involve some or all of the following risks:

  •
  difficulty of assimilating acquired operations and personnel and information systems;

  •
  potential disruption of our ongoing business;

  •
  possibility that we may not realize an acceptable return on our investment in these acquired companies or assets;

  •
  diversion of resources;

  •
  possible inability of management to maintain uniform standards, controls, procedures and policies;

  •
  possible difficulty of managing our growth;

  •
  risks of entering markets in which we have little or no experience; and

  •
  potential impairment of relationships with employees or clients.

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

Our plans to develop new service offerings may not be successful.

        We intend to continue investing significant sales and management resources to developing and selling new service offerings. There are significant out-of-pocket expenses associated with this investment, which in turn reduces resources available to develop our traditional lines of business. The success of these service offerings is uncertain and depends on our ability to successfully coordinate our internal financial, engineering and sales personnel and on many factors outside of our control, including the willingness of our clients to pay for these offerings and the willingness of our vendors to provide the goods and services that these new service offerings require. If we are unsuccessful in developing and selling our new service offerings, our growth could be adversely affected.

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

        Our ability to successfully offer our services and implement our business plan in a rapidly evolving market requires effective planning and management. We continue to increase the scope of our operations and have substantially increased the number of our employees. At December 31, 1997, we had five employees while at December 31, 2001, we had 263 full-time employees. This growth has placed, and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our workforce. Furthermore, we expect that we will be required to manage multiple relationships with various clients, suppliers and other third parties. We cannot be sure that we will be able to manage our expansion effectively.

Risks associated with pending Sphera acquisition

        On February 11, 2002, we announced that we had agreed to acquire the metropolitan, fiber-optic ring assets of Sphera Optical Networks as part of Sphera's reorganization filing under Chapter 11 of the U.S. bankruptcy code. Completion of this transaction is subject to numerous factors beyond our control, including but not limited to potential delays in the bankruptcy process and the possibility that a third party could be the successful bidder for the assets of Sphera. In addition, if we complete this acquisition, it will subject us to additional business risks, including the challenge of attracting new clients or increasing sales to existing clients, potential increases in circuit disconnections or client credit problems and difficulties or delays in integrating or operating UTX facilities, assets of Sphera and optical networking equipment.

If we fail to successfully complete the implementation of our management information systems we may not be able to operate or manage our business effectively.

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

        We have no patented technology that would preclude or inhibit competitors from entering our market. We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our intellectual property. We have applied for registration of certain of our service marks in the United States and in other countries, and have obtained registrations for certain of our service marks in the United States, the European Union, Australia, Thailand, Switzerland, New Zealand and Singapore. Even if additional registrations are granted, we may be limited in the scope of services for which we may exclusively use our service marks. We enter into confidentiality agreements with our employees, consultants and partners, and we control access to, and distribution of, our proprietary information. Our intellectual property may be misappropriated or a third party may independently develop similar intellectual property. Moreover, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Unauthorized use of any of our proprietary information could expose us to competition, which would harm our ability to attract new and existing clients and generate revenues.

Certain stockholders will continue to have substantial control over the Company and could delay or prevent a change in corporate control.

        Internet Capital Group, Inc., funds affiliated with ComVentures and other stockholders, directors and officers, in the aggregate, beneficially own approximately 48% of our outstanding common stock. These stockholders, acting alone or together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

Provisions of our charter documents may have anti-takeover effects that could prevent a change in corporate control.

        Provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be a benefit to our stockholders.

There may be sales of a substantial amount of our common stock that could cause our stock price to fall.

        Our current stockholders hold a substantial number of shares of our common stock, substantially all of which they are able to sell in the public market. Sales of a substantial number of shares of our common stock or market expectations that these sales may occur could cause our stock price to fall. In addition, the sale of these shares could impair our ability to raise necessary capital through the issuance of additional common stock.

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
  any loss of a major client;

  •
  additions or departures of key personnel;

  •
  any deviations in net revenues or in losses from levels expected by securities analysts;

  •
  future sales of common stock; and

  •
  volume fluctuations, which are particularly common among highly volatile securities of internet-related companies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2001, all of our investments were in cash equivalents and short-term investments.

Interest Rate Sensitivity

        We maintain our cash equivalents and short-term investments primarily in a portfolio comprised of commercial paper, money market funds, and investment grade debt securities. As of December 31, 2001, all of our investments had maturities of less than six months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Items 10, 11, 12 and 13 of Part III of this annual report on Form 10-K is incorporated by reference from and will be contained in the Company's definitive proxy statement for its annual meeting of stockholders to be filed with the SEC by April 30, 2002.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
FINANCIAL STATEMENTS

UNIVERSAL ACCESS GLOBAL HOLDINGS INC.
CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

        All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

(b)
REPORTS ON FORM 8-K

        The Company filed a report on Form 8-K dated October 29, 2001 reporting the change of the Company's name from "UAXS Global Holdings Inc." to "Universal Access Global Holdings Inc."

(c)
EXHIBITS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Universal Access Global Holdings Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Universal Access Global Holdings Inc. and its subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Chicago, Illinois
February 6, 2002

Financial Statements (Item 14(a)(1))

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

	December 31,
	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$56,931	$20,758
Short-term investments	50,425	26,299
Accounts receivable, net	15,314	11,133
Accounts receivable related parties, net	90	4,786
Other receivables	1,892	3,672
Prepaid expenses and other current assets	4,019	2,316

Total current assets	128,671	68,964
Restricted cash	10,751	13,639
Property and equipment, net	78,675	84,567
Intangible assets, net	6,925	5,191
Other long-term assets	2,000	3,290

Total assets	$227,022	$175,651

LIABILITIES, REDEEMABLE CUMULATIVE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,140	$9,386
Non income taxes payable	2,555	1,835
Accrued compensation	1,636	3,005
Accrued expenses and other current liabilities	6,663	14,653
Unearned revenue	7,971	15,148
Current portion of term loans	1,092	1,154
Current obligations under capital leases	141	2,364
Short-term restructuring liability	—	5,422

Total current liabilities	48,198	52,967
Term loans	1,153	—
Obligations under capital leases, net of current portion	—	1,063
Security deposits payable	309	357
Restructuring liability	—	22,300

Total liabilities	49,660	76,687
Commitments and contingencies (Note 8)	—	—
Stockholders' equity:
Common stock, $.01 par value; 1,000,000,000 shares authorized; 90,856,330 and 100,492,778 shares issued and outstanding	909	1,005
Common stock warrants	629	129
Additional paid-in-capital	252,736	291,603
Deferred stock compensation	(6,735)	(14,171)
Accumulated deficit	(68,387)	(176,957)
Accumulated other comprehensive income	23	(18)
Notes receivable—employees	(1,813)	(2,627)

Total stockholders' equity	177,362	98,964

Total liabilities and stockholders' equity	$227,022	$175,651

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

	For the Year Ended December 31,
	1999	2000	2001
Revenues	$14,259	$51,122	$122,389

Operating expenses:
Cost of circuit access (exclusive of depreciation of $0, $0 and $1,556 in 1999, 2000 and 2001 respectively, shown below)	12,021	37,991	82,772
Operations and administration (excluding stock compensation)	13,494	60,037	73,768
Operations and administration (stock compensation)	8,146	3,127	28,343
Depreciation and amortization	942	5,027	13,864
Restructuring and other nonrecurring charges	—	—	35,438

Total operating expenses	34,603	106,182	234,185

Operating loss	(20,344)	(55,060)	(111,796)
Other (expense) income:
Interest expense	(81)	(510)	(644)
Interest income	739	8,682	3,972
Other	33	351	(102)

Total other (expense) income	691	8,523	3,226

Net loss	(19,653)	(46,537)	(108,570)
Accretion and dividends on preferred stock	(10,207)	—	—

Net loss applicable to common stockholders	$(29,860)	$(46,537)	$(108,570)

Basic and diluted net loss per common share	$(0.96)	$(0.60)	$(1.17)
Shares used in computing basic and diluted net loss per common share	31,142	77,830	92,546

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	1999	2000	2001
Cash flows from operating activities:
Net loss	$(19,653)	$(46,537)	$(108,570)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization of property and equipment	572	4,108	12,718
Amortization of goodwill and intangible assets	370	919	1,146
Restructuring and other charges	—	—	35,438
Impairment of long-lived assets	—	557	587
Stock compensation	8,146	3,127	28,343
Stock issued for services	992	—	—
Provision for doubtful accounts	867	605	5,133
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable, net	(3,096)	(12,350)	(1,325)
Accounts receivable related parties, net	—	(90)	(4,696)
Prepaid expenses and other current assets	(1,392)	(4,052)	(3,095)
Accounts payable	2,314	2,852	(2,672)
Accrued expenses and other current liabilities	2,318	8,345	8,036
Restructuring accruals	—	—	(3,538)
Unearned revenue	1,669	5,858	7,177

Net cash used for operating activities	(6,893)	(36,658)	(25,318)

Cash flows from investing activities:
UTX capital expenditures	(11,752)	(26,182)	(24,267)
Non-UTX capital expenditures	(5,990)	(15,623)	(11,802)
Purchase of businesses	(1,837)	(3,150)	—
Purchase of short-term investments, net	—	(50,425)	24,126
Purchase of long-term investments, net	—	(2,000)	—

Net cash used for investing activities	(19,579)	(97,380)	(11,943)

Cash flows from financing activities:
Net repayments on line of credit	(150)	—	—
Proceeds from term loans	3,394	—	—
Financing of equipment under capital lease	—	—	4,686
Payments on notes payable and term loans	(481)	(1,019)	(1,091)
Payments on capital lease obligations	(84)	(69)	(1,400)
Disbursements of note receivable—employee	(200)	—	(814)
Restriction on cash balance	149	(10,751)	(2,888)
Proceeds from issuance of preferred stock	59,629	—	—
Proceeds from issuance of common stock	—	161,942	—
Proceeds from exercise of preferred stock warrants	1,382	232	—
Proceeds from employee stock purchase plan	—	1,155	938
Proceeds from exercise of common stock options and warrants	13	1,432	1,698

Net cash provided by financing activities	63,652	152,922	1,129

Effect of exchange rate changes	—	23	(41)
Net increase in cash and cash equivalents	37,180	18,907	(36,173)
Cash and cash equivalents, beginning of period	844	38,024	56,931

Cash and cash equivalents, end of period	$38,024	$56,931	$20,758

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

(In thousands, except share data)

								Deferred Stock Option Plan Compensation
	Preferred Stock			Common Stock						Accumulated Other Comprehensive Income
			Preferred Stock Warrants			Common Stock Warrants	Additional Paid-In Capital		Accumulated Deficit		Notes Receivable Employees
	Shares	Amount		Shares	Amount							Total
Balance at December 31, 1998	—	$—	$—	30,300,000	$225	$—	$1,991	$(1,302)	$(2,196)	$—	$—	$(1,282)
Accretion and dividends on Redeemable Preferred Stock	—	—	—	—	—	—	—	—	(9)	—	—	(9)
Termination of mandatory redemption feature of Series A Preferred Stock	335,334	912	36	—	—	—	—	—	—	—	—	948
Issuance of Series A Preferred Stock and warrants	436,997	1,126	47	—	—	—	—	—	—	—	—	1,173
Issuance of Series B Preferred Stock and warrants	2,000,000	4,534	1,197	—	—	—	—	—	—	—	—	5,731
Issuance of Series C Preferred Stock	666,667	1,941	—	—	—	—	—	—	—	—	—	1,941
Issuance of Series D Preferred Stock	6,042,697	26,439	—	—	—	—	—	—	—	—	—	26,439
Issuance of Series E Preferred Stock and warants	1,557,385	27,904	136	—								28,040
Reincorporation in Delaware	—	—	—	—	78	—	(78)	—	—	—	—	—
Issuance of common stock and warrants	—	—	—	375,021	4	13	761	—	—	—	—	778
Issuance of common stock options by certain Shareholders	—	—	—	—	—	—	31	—	—	—	—	31
Exercise of Series B Preferred Stock warrants	233,335	699	(697)	—	—	—	—	—	—	—	—	2
Exercise of common stock options	—	—	—	1,300,000	13	—	1,472	—	—	—	(1,485)	—
Note receivable—employee	—	—	—	—	—	—	—	—	—	—	(200)	(200)
Interest on employee notes	—	—	—	—	—	—	—	—	—	—	(43)	(43)
Deferred stock compensation	—	—	—	—	—	—	14,142	(14,142)	—	—	—	—
Stock compensation	—	—	—	—	—	—	4,611	3,535	—	—	—	8,146
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(19,653)	—	—	(19,653)
Dividends on preferred stock	—	1,181	—	—	—	—	—	—	(1,181)	—	—	—
Allocation of discount on Preferred Stock	—	—	—	—	—	—	9,020	—	—	—	—	9,020
Deemed Preferred Stock dividend	—	—	—	—	—	—	(9,020)	—	—	—	—	(9,020)

Balance at December 31, 1999	11,272,415	$64,736	$719	31,975,021	$320	$13	$22,930	$(11,909)	$(23,039)	$—	$(1,728)	$52,042

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

(In thousands, except share data)

								Deferred Stock Option Plan Compensation
	Preferred Stock			Common Stock						Accumulated Other Comprehensive Income
			Preferred Stock Warrants			Common Stock Warrants	Additional Paid-In Capital		Accumulated Deficit		Notes Receivable Employees
	Shares	Amount		Shares	Amount							Total
Balance at December 31, 1999	11,272,415	$64,736	$719	31,975,021	$320	$13	$22,930	$(11,909)	$(23,039)	$—	$(1,728)	$52,042

Exercise of Series A Preferred Stock warrants	77,233	315	(83)	—	—	—	—	—	—	—	—	232
Conversion of Series A Preferred Stock	(849,564)	(2,326)	—	5,097,384	51	—	2,275	—	—	—	—	—
Conversion of Series B Preferred Stock	(2,233,335)	(5,234)	—	13,400,010	134	—	5,100	—	—	—	—	—
Conversion of Series C Preferred Stock	(666,667)	(1,941)	—	2,000,001	20	—	1,921	—	—	—	—	—
Conversion of Series D Preferred Stock	(6,042,697)	(26,457)	—	18,128,091	181	—	26,276	—	—	—	—	—
Conversion of Series E Preferred Stock	(1,557,385)	(27,904)	—	4,672,155	47	—	27,857	—	—	—	—	—
Conversion of Preferred Stock warrants	—	—	(636)	—	—	636	—	—	—	—	—	—
Initial public offering of common stock	—	—	—	12,650,000	126	—	161,942	—	—	—	—	162,068
Issuance of common stock for acquisition	—	—	—	169,949	2	—	3,518	—	—	—	—	3,520
Reversal of accrued dividends on Preferred Stock	—	(1,189)	—	—	—	—	—	—	1,189	—	—	—
Interest on employee notes	—	—	—	—	—	—	—	—	—	—	(85)	(85)
Deferred stock compensation	—	—	—	—	—	—	498	(498)	—	—	—	—
Stock compensation	—	—	—	—	—	—	77	3,050	—	—	—	3,127
Forfeiture of stock options	—	—	—	—	—	—	(2,622)	2,622	—	—	—	—
Stock options issued for services	—	—	—	—	—	—	385	—	—	—	—	385
Exercise of common stock options	—	—	—	2,302,965	23	—	1,204	—	—	—	—	1,227
Exercise of common stock warrants	—	—	—	363,957	4	(20)	221	—	—	—	—	205
Employee stock purchase plan	—	—	—	96,797	1	—	1,154	—	—	—	—	1,155
Comprehensive loss, consisting of net loss and foreign currency translation adjustment	—	—	—	—	—	—	—	—	(46,537)	23	—	(46,514)
Balance at December 31, 2000	—	$—	$—	90,856,330	$909	$629	$252,736	$(6,735)	$(68,387)	$23	$(1,813)	$177,362
Interest on employee notes	—	—	—	—	—	—	—	—	—	—	(130)	(130)
Note receivable-employee	—	—	—	—	—	—	—	—	—	—	(684)	(684)
Restricted stock grant	—	—	—	6,977,490	70	—	23,839	(23,839)	—	—	—	70
Restricted stock cancellations				(2,150,000)	(22)		(12,087)	12,087				(22)
Deferred stock compensation	—	—	—	—	—	—	25,352	(25,352)	—	—	—	—
Stock compensation	—	—	—	—	—	—	1,344	26,999	—	—	—	28,343
Forfeiture of stock options	—	—	—	—	—	—	(2,669)	2,669	—	—	—	—
Exercise of common stock options	—	—	—	3,495,816	35	—	1,673	—	—	—	—	1,708
Exercise of common stock warrants	—	—	—	1,000,002	10	(500)	480	—	—	—	—	(10)
Employee stock purchase plan	—	—	—	313,140	3	—	935	—	—	—	—	938
Comprehensive loss, consisting of net loss and foreign currency translation adjustment	—	—	—	—	—	—	—	—	(108,570)	(41)	—	(108,611)

Balance at December 31, 2001	—	$—	$—	100,492,778	$1,005	$129	$291,603	$(14,171)	$(176,957)	$(18)	$(2,627)	$98,964

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 1—Summary of Significant Accounting Policies

The Company

        Universal Access, Inc. ("UAI") is an independent provider of network infrastructure services that facilitate the interconnection of communications networks between disparate and competing service providers. UAI manages the process by which users of communications circuits obtain circuits dedicated for their specific use from multiple vendors. UAI's network infrastructure services include managing the installation and servicing of these dedicated circuits under contracts ranging from twelve to sixty months. UAI's primary clients are telecommunications, Internet and other network service providers. UAI obtains communications capacity from various transport suppliers who own or operate the communications infrastructure over which information is transmitted. Where appropriate and cost effective, UAI has also deployed limited network assets to interconnect selected metropolitan locations based on demand for high-speed connectivity. UAI's network management service organization provides a single point of contact for 24-hour-a-day, seven-day-a-week network monitoring, maintenance and restoration services across multiple vendor networks, by interfacing with the network management organizations of transport suppliers, in order to identify and isolate circuit outages and facilitate their restoration across all segments of a circuit.

        UAI leverages its infrastructure to provide and manage dedicated circuits in an efficient and effective manner. The primary components of this infrastructure are its Universal Information Exchange ("UIX") database and Universal Transport Exchange ("UTX") facilities. The UIX database contains detailed information about the location, pricing, internal procurement processes and availability of competing domestic and global transport suppliers. UAI's UTX facilities are strategically located interconnection sites that interconnect multiple network service providers in order to accelerate the interconnection of circuits and optimize physical network configurations for enhanced profitability.

        In July 2001, UAI created a new holding company structure by incorporating Universal Access Global Holdings Inc. ("Holdings") and became a wholly-owned subsidiary of Holdings pursuant to a merger consummated in accordance with Section 251(g) of the Delaware General Corporation Law. Holdings continues the business and operations of UAI. The terms "Company", "Universal Access" and "UAI" mean Universal Access Global Holdings Inc. and its consolidated subsidiaries and, prior to the Company's reorganization as a holding company, Universal Access, Inc. and its consolidated subsidiaries.

  Basis of Presentation

        The consolidated financial statements reflect the results of operations, financial position, changes in stockholder's equity and cash flows of Universal Access Global Holdings Inc. and subsidiaries. All intercompany transactions have been eliminated. Acquired businesses are included in the results of operations since their acquisition dates.

  Foreign Currency Translation

        The functional currencies for the Company's foreign subsidiaries are their local currencies. All assets and liabilities of foreign subsidiaries are translated to U.S. dollars at end of period exchange rates. The resulting translation adjustments are recorded as a component of other comprehensive income. Income and expense items are translated at average exchange rates prevailing during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in the consolidated statements of operations.

  Fair Value of Financial Instruments

        The carrying values of current assets and liabilities and long-term debt approximated their fair values at the respective balance sheet dates.

  Advertising Costs

        Advertising costs incurred are expensed in the period in which the advertising takes place in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 93-7 "Reporting on Advertising Costs". Advertising expenses of $29, $1,468, and $685, were included in operations and administration expense in the Company's consolidated statement of operations for 1999, 2000 and 2001 respectively.

  Startup Costs

        The Company expenses all start-up activity costs as incurred.

  Net Loss Per Share

        Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share does not differ from basic loss per share since potential common shares from conversion of preferred stock, stock options and warrants are anti-dilutive for all periods presented.

Revenue Recognition

        The following is the Company's revenue recognition policy for each type of revenue:

        Circuit access—This is revenue earned by providing clients with dedicated circuit access. Clients subscribe to circuit access services under contracts ranging from twelve to sixty months. Circuit access is billed in advance on a monthly basis. The Company recognizes revenue for circuit access when service is provided and collectibility is reasonably assured. Advance billings are recorded as unearned revenue. Cancellation charges that the Company is contractually entitled to bill and for which no further obligations exist are recognized as revenue when billed to the client whenever collectibility is reasonably assured. Transfer and assignment revenue is also recognized when services are provided. Services are provided as of the effective date of the contract which contains the client's authorization for Universal Access to provide network support. Whenever collectiblity is not reasonably assured at the time services are provided, the Company records a credit to allowance for doubtful accounts, rather than revenue. These amounts are recognized as revenue only at such subsequent time as cash is ultimately received.

        Installation revenue—This is revenue earned by installing a client circuit or installing client UTX equipment. Installation revenue is recognized proportionately over the term of the related circuit access agreement.

        UTX lease revenue—This is revenue earned by leasing UTX space to a client, and is recognized ratably on a monthly basis over the term of the lease.

Cash, Cash Equivalents and Restricted Cash

        Cash and cash equivalents include cash on hand, money market funds and all investments with an initial maturity of three months or less. Restricted cash represents amounts required to be held on deposit under our line of credit arrangements.

Investments

        The Company's short-term investments include government obligations, corporate notes, certificates of deposit, and commercial paper. All short-term investments have original maturities of between three and six months, are classified as held-to-maturity, and are stated at amortized cost on the Company's balance sheet.

Accounts Receivable

        The allowance for doubtful accounts was $1,003, and $2,483, at December 31, 2000 and 2001, respectively. Included in this amount at December 31, 2001 is $509 related to billings charged directly to the allowance for doubtful accounts.

        Financial instruments that could potentially subject the Company to concentration of credit risk primarily include accounts receivable. During 2001, WorldCom, MFN and BCE accounted for approximately 33%, 12% and 11%, respectively, of total revenues. As of December 31, 2001, Aleron, MFN and WorldCom represented 26%, 11% and 10%, respectively, of total accounts receivable. For the year ended December 31, 2000, MFN, WorldCom, BCE and Allied Riser Operations accounted for approximately 25%, 20%, 15% and 14%, respectively, of total revenues. As of December 31, 2000, WorldCom, MFN and Allied Riser Operations represented 30%, 17% and 16%, respectively, of total accounts receivable. As of December 31, 1999, WorldCom represented 38% of total revenues and MFN and BCE represented 45% and 10%, respectively, of total accounts receivable. If any of these individually significant clients are unable to meet their financial obligations, results of operations of the Company could be adversely affected.

Stock-Based Compensation

        The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company recognizes compensation expense equal to the difference, if any, between the exercise price of the stock option and the fair value of the underlying stock at the date of grant. Accordingly, no compensation expense is recorded for options issued to employees or directors in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," through disclosure only (Note 14). All stock-based awards to non-employees are accounted for at their fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 and Emerging Issues Task Force (EITF) consensus No. 96-18.

Comprehensive Loss

        Comprehensive loss is comprised of two components: net loss and other comprehensive income, with other comprehensive income being comprised of foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. During the period ended December 31, 1999, comprehensive loss was comprised solely of net loss. During the periods ended December 31, 2000 and 2001, comprehensive loss consisted of net loss and foreign currency translation adjustments.

Property and Equipment

        Property and equipment are stated at cost with depreciation and amortization provided for using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the asset or the life of the lease. Construction costs, equipment, and facility leasing costs, including direct project overhead, are incurred in connection with the construction of the Company's UTX facilities, and are capitalized until the facility is placed into service. Depreciable lives used by the Company for its classes of assets are as follows:

Furniture and fixtures	7 years
Leasehold improvements	Shorter of life of the asset or life of the lease
UTX equipment	7 years
UTX equipment subject to capital lease	Shorter of life of the asset or life of the lease
Computer hardware and software	3 years
Office and communications equipment	5 years

        Gains or losses on disposition of property and equipment are recognized currently in the Statement of Operations with the related cost and accumulated depreciation removed from the Balance Sheet. Repairs and maintenance, which do not significantly increase the life of the related assets, are expensed as incurred.

        Total depreciation expense was $829, $4,104, and $12,718, for the years ended December 31, 1999, 2000 and 2001, respectively.

Software Capitalization and Website Development Costs

        The Company purchases software and performs certain modification and development activities on this software. All purchased and developed software is intended for internal use, and accordingly, the Company accounts for these costs in accordance with the provisions of SOP 98-1. Software costs are amortized on a straight-line basis over a period of three years.

Intangible Assets

        The excess of purchase price over net assets of acquired businesses is allocated among the identifiable intangible assets purchased and goodwill. Intangible assets are amortized on a straight-line basis over their estimated useful lives of five to seven years. Accumulated amortization of intangible assets was $1,071 and $1,794 at December 31, 2000 and 2001, respectively.

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

Income Taxes

        The Company recognizes current and deferred income tax assets and liabilities based upon all events that have been recognized in the consolidated financial statements as measured by the provisions of the enacted tax laws.

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

Recent Accounting Pronouncements

        On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective for any business combinations initiated after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method of accounting. Use of the pooling-of-interests method is no longer permitted. SFAS No. 142 became effective for Universal Access as of January 1, 2002. Under SFAS No. 142, goodwill should no longer be amortized to earnings, but instead be reviewed for impairment on at least an annual basis. The adoption of SFAS No. 141 and SFAS No. 142 did not have a significant effect on our results of operations or financial position.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required for adoption for fiscal years beginning after June 14, 2002. The Company does not anticipate that the adoption of SFAS No. 143 will have a significant effect on our results of operations or financial position.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 became effective for Universal Access as of January 1, 2002. The adoption of SFAS No. 144 did not have a significant effect on our results of operations or financial position.

Note 2—Stock Splits and Dividend

        The Company effected a 2-for-1 common stock split in February 1999, a 3-for-2 common stock split in June 1999 and declared a 1-for-1 stock dividend in September 1999. All share and per share amounts have been retroactively restated to reflect such splits and the dividend.

Note 3—Acquisitions

        On July 1, 2000, the Company acquired substantially all of the assets and liabilities of Tri-Quad Enterprises, Inc. ("Tri-Quad"), including its LATTIS database. Consideration of $3,150 in cash and 169,949 shares of the Company's common stock with a fair market value of $3,518, or $20.70 per share, was given in exchange for tangible net assets of $1,042 and identifiable intangible assets and goodwill of $5,625 as of the acquisition date. Assets purchased included all cash, receivables, property and equipment, software, client lists and intellectual property. The Company also assumed certain liabilities of Tri-Quad totaling $52. This acquisition was accounted for under the purchase method of accounting. The Company is amortizing the acquired identifiable intangible assets and goodwill on a straight-line basis over a period of seven years, which represents the estimated useful lives of the client lists, and the intellectual property associated with the LATTIS database.

Note 4—Investments

        The Company's short-term investments have original maturities of between three and six months, are classified as held-to-maturity and are stated at amortized cost, which approximates fair value. Investments consist of the following (in Thousands):

	December 31,
	2000	2001
Commercial paper	$28,313	$11,665
Certificates of deposit	9,525	—
Corporate notes	8,614	5,896
Government agencies	3,973	8,738

Total short-term investments	$50,425	$26,299

Note 5—Property and Equipment

        Property and equipment consists of the following, stated at cost (in Thousands):

	December 31,
	2000	2001
Furniture and fixtures	$5,288	$5,420
Leasehold improvements	6,778	1,826
UTX equipment	22,972	65,014
Computer hardware and software	9,185	19,580
Other equipment	—	1,787
Construction in progress	39,300	7,973

	83,523	101,600
Less: Accumulated depreciation and amortization	(4,848)	(17,033)

Property and equipment, net	$78,675	$84,567

        Included in cost of computer hardware and software are software development and website costs of $1,663 and $8,088 that were capitalized during 2000 and 2001, respectively. Accumulated amortization related to capitalized software and website assets was $389 and $2,670 at December 31, 2000 and 2001, respectively.

        Construction in progress primarily relates to costs incurred during the expansion of the Company's UTX facilities.

Note 6—Long-term Assets

        During 2001, the Company paid a supplier $3.3 million in exchange for favorable pricing terms and will amortize this cost to cost of circuit access over the ten-year life of the agreement. Accumulated amortization related to this asset was $88 at December 31, 2001.

        During 2000, the Company made an investment of $2.0 million for an ownership interest of approximately 1% in a nonpublicly traded company. This cost method investment had been included in long-term investments on the Company's balance sheet. The carrying value of this investment was $2.0 million at December 31, 2000. In August 2001 it was announced that the investee company commenced liquidation proceedings. As a result, the Company determined that the investment was other-than-temporarily impaired and wrote the investment's carrying value down to zero and included the resulting loss in restructuring and other nonrecurring charges in the Company's Statement of Operations.

Note 7—Term Loans

        The Company's term loans are due in equal monthly installments, including interest at 14.91%, through November 15, 2002. These term loans are collaterized by certain equipment of the Company and also require the Company to maintain an unrestricted cash balance of at least $15,000.

        At December 31, 2001, the Company has a line of credit arrangement to borrow up to a total of $14,000. The line of credit arrangement consists of Part A and Part B, under which the Company may borrow up to a total of $12,000 and $2,000, respectively. The available line of credit is reduced by the amount of outstanding letters of credit. As of December 31, 2001, the Company has outstanding letters of credit of $11,948 and $920 under Part A and Part B, respectively, resulting in a total available line of credit of $1,132. The agreement expires in June 2002.

        At December 31, 2000 and 2001, the Company had cash in the amounts of $10,751 and $13,639, respectively, that was restricted pursuant to letters of credit related to certain lease obligations.

Note 8—Commitments and Contingencies

        The Company leases UTX facilities, office facilities and certain equipment over periods ranging from one to fourteen years. Total rent expense during 1999, 2000 and 2001 was $832, $7,880, and $10,995, respectively. Commitments for minimum rentals under noncancellable leases are as follows at December 31, 2001 (in Thousands):

	Capitalized Leases	Operating Leases
2002	$2,621	$9,025
2003	1,092	9,078
2004		8,995
2005		8,033
2006		7,601
Thereafter		37,742
Total minimum lease payments	3,713	$80,474

Less amount representing interest	(289)
Present value of minimum lease payments, including current maturities of $2,364	$3,424

        Property and equipment includes amounts of $597 and $4,686 relating to capital leases at December 31, 2000 and 2001, respectively. Accumulated amortization of property and equipment subject to capital lease was $426 and $1,948 at December 31, 2000 and 2001, respectively. As a result of the restructuring activities described in Note 11, the Company is attempting to sublet a significant portion of its noncancelable operating leases. In addition to the leases, the Company has entered into leased line agreements with telecommunications vendors for high-capacity bandwidth. These leases are cancelable at any time with a maximum 30-day notice, provided that a minimum service period and other contractual obligations are met. The Company, in turn, contracts with clients for the use of the leased high-capacity bandwidth. The client contracts generally provide for cancellation charges equal to the sum of all payments due through the remainder of the contract. The client contracts also provide for disconnect charges equal to: (i) one month's monthly recurring charge for the service ordered; (ii) recovery of internal costs incurred to fulfill the client order; plus (iii) the aggregate fees, charges, expenses, taxes and/or liquidated damages payable to any third party suppliers for which the Company becomes contractually liable in connection with the disconnect.

        The Company also has entered into non-cancelable agreements with various telecommunications vendors to purchase minimum amounts of network services on a monthly basis. The total amount of these purchase commitments at December 31, 2001 are as follows (in Thousands):

2002	$45,125
2003	45,810
2004	34,989
2005	23,519
2006	9,001
Thereafter	32,253

Total minimum purchase commitments	$190,697

        The Company has standby letters of credit which have been issued on its behalf totaling $13,639 collateralizing performance of certain contracts with carriers and landlords. These letters of credit directly relate to the operating leases and/or carrier agreements which they secure, and expire according to the terms and conditions of these agreements.

        The Company is involved in various legal matters in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

Note 9—Income Taxes

        There is no current provision or benefit for income taxes recorded for the years ended December 31, 1999, 2000 and 2001, as the Company generated net operating losses for income tax purposes for which there is no carryback potential. There is no deferred provision or benefit for income taxes recorded as the Company is in a net deferred tax asset position for which a full valuation allowance has been recorded due to uncertainty of realization.

        The components of the deferred income tax asset are as follows (in Thousands):

	December 31,
	2000	2001
Deferred tax assets:
Net operating loss	$25,712	$58,616
Allowance for doubtful accounts	317	762
Restructuring accruals	—	10,770
Accrued vacation and other	1,307	2,487
Total gross deferred tax assets	27,336	72,635
Valuation allowance	(22,548)	(65,439)
Net deferred tax assets	4,788	7,196
Deferred tax liabilities
Depreciation and amortization	(3,104)	(5,607)
Stock compensation	—	(1,060)
Other	(1,684)	(529)
Total gross deferred tax liability	(4,788)	(7,196)

Net deferred tax	$—	$—

        At December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $145,000. These federal and state net operating loss carryforwards expire at various dates beginning in 2018. The Company had foreign net operating losses of approximately $8,000 at December 31, 2001. Due to the uncertainty that the Company will generate future earnings sufficient to realize the benefit of these net operating loss carryforwards, a valuation allowance for the full amount of the deferred tax asset has been recorded. Additionally, Section 382 of the Internal Revenue Code

imposes annual limitations on the use of net operating loss carryforwards if there is a change in ownership, as defined, within any three-year period. The utilization of certain net operating loss carryforwards may be limited due to the Company's capital stock transactions.

Note 10—Impairment Charges

        The Company's Pacific Crest Networks (PCN) division operated in two separate lines of business: Internet service provider (ISP) and digital subscriber line (DSL). During the quarter ended September 30, 2000, PCN lost its most significant DSL customer. After careful assessment of various factors relevant to these assets, including market conditions for DSL growth, management made the strategic decision in September 2000 to exit the DSL business. As a result of this decision, the Company recorded a $557 impairment of long-lived assets related to the DSL business during the quarter ended September 30, 2000, based on the expected future cash flows associated with these assets. At the time of this decision, management reviewed the ISP business and related assets for impairment and determined that the assets were not impaired and no write down was required. During the quarter ended June 30, 2001, the Company made the decision to exit the ISP business. Based on the expected future cash flows associated with these assets, the Company recorded an impairment of long-lived assets in the amount of $587 at the time this decision was made.

        Management believes that all necessary impairment adjustments have been made at December 31, 2001; however, management will continue to evaluate its long-lived assets for impairment based on specific events and circumstances.

Note 11—Restructuring Charges

        In the quarter ended September 30, 2001, the Company recorded a charge of $40,879 for restructuring costs and asset impairments. This charged was reduced by $4,081 in the quarter ended December 31, 2001, resulting in a net charge of $35,438 during the year ended December 31, 2001. Based on the strategic direction of the Company and the overall state of the telecommunications industry, management made the decision to restructure the Company in an effort to remain on target to achieve the Company's financial objectives and reduce administrative costs. The primary aspects of the restructuring plan were: (a) the Company reduced the number of employees in all departments and reorganized departments to further enhance productivity; (b) based on the reduced number of employees and on operational projections, the Company exited a variety of office facilities and one UTX facility; (c) due to the reduced number of employees and the amount of space being vacated, the Company wrote down fixed assets, such as computer equipment, furniture and fixtures, and leasehold improvements; and (d) the Company wrote off the value of the investment it had made in a privately-held company based on the fact that this company commenced liquidation proceedings during the third quarter. The workforce reduction affected approximately 150 employees. The $4,081 restructuring charge reversal in the fourth quarter was primarily a result of the favorable outcome of lease negotiations with a landlord. The following summarizes the significant components of the restructuring reserve:

	Original Restructuring Charge	Costs— Non Cash	Incurred Cash Payments	Adjustments	Balance at December 31, 2001
Severance and benefits	$2,580	$—	$1,941	$—	$639
Impairment of assets	3,389	3,389	—	—	—
Facility exit costs, net of estimated sublease recoveries	32,042	—	1,432	4,081	26,529
Other-than-temporary decline in fair value of long-term investments	2,149	2,149	—	—	—
Other	719	—	165	—	554

Total	$40,879	$5,538	$3,538	$4,081	$27,722

        Facility exit costs represent rent payments the company is contractually obligated to pay through 2013, net of estimated sublease recoveries totaling $30,700. The Company expects to pay $3,700 of restructuring costs in 2002, $2,600 in 2003, $2,100 in 2004, $2,100 in 2005, $2,200 in 2006, and $13,300 thereafter. All restructuring costs will be paid by 2013.

        The Company used estimates to calculate the restructuring charge, including the ability and timing of the Company to sublease space. These estimates may change as the Company will continue to review the amount accrued for restructuring based on future events. Any change will be recorded in operations during the period identified.

Note 12—Related Party Transactions

        During 1999, the Company paid $502 to Broadmark Capital Corporation ("Broadmark"), as consideration for services rendered related to the sale of preferred stock. At the time of the transaction, the chairman of Broadmark served on the Company's Board of Directors. These amounts were recorded as issuance costs, and deducted from the gross proceeds of the respective preferred stock series. During 1999, the Company also issued to Broadmark 360,000 common stock warrants with an exercise price of $0.50 per share and 43,900 warrants to purchase Series A Cumulative Convertible Preferred Stock ("Series A Warrants") in consideration for services rendered related to the sale of preferred stock. The common stock warrants and the Series A Warrants were valued at $13 per share and $47 per share, respectively, using the Black-Scholes valuation model. Also, in connection with services rendered related to the sale of preferred stock, the Company caused options to purchase 840,000 shares of common stock at $0.50 per share to be granted to Broadmark by certain principal shareholders of the Company's common stock. The 840,000 common stock options granted by the principal shareholders were valued at $31 per share using the Black-Scholes valuation model. This amount was recorded as paid-in capital.

        On May 27, 1999, the Company executed a full-recourse promissory note in connection with a loan to an officer of the Company for a principal amount of $200 with a per annum interest rate of 6%. The promissory note will become due and payable on April 30, 2004.

        On August 4, 1999, three of the Company's officers were granted options to purchase a total of 1,000,000 shares of common stock at exercise prices ranging from $1.38 to $1.51 per share. These exercise prices were at or above the fair market value of the common stock on August 4, 1999. These stock options vested immediately and were exercised on the date of grant. In connection with the exercise, the Company's board of directors authorized loans to these officers, pursuant to non-recourse promissory notes for a total amount of $1,485 with an annual interest rate of 6%. The promissory notes will become immediately due and payable on August 4, 2004. The issuance of these notes receivable to effect the exercise of these stock options caused variable plan accounting to apply to the underlying stock options. Accordingly, during 1999, the Company recorded $4,611 of stock compensation expense related to these notes. The terms of these notes receivable were amended on December 6, 1999 such that no future stock compensation expense will be recognized related to the stock options underlying these notes.

        On September 28, 2001, certain officers were issued loans totaling $684 by the Company to pay for the taxes associated with 1,500,000 stock options granted with an exercise price below fair market value, as described in Note 16.

        On November 1, 2001, the Company entered into an independent contractor agreement with a Board member to provide financial and strategic analysis. The compensation for such services consisted of a monthly salary of $12. Pursuant to this agreement, in March 2002, the Company granted this Board member an option to purchase 15,000 shares of common stock of the Company. The agreement was terminated in March 2002.

        In 2001, the Company provided $3,200 of circuit access services to Aleron, Inc. ("Aleron"). Also during the fourth quarter of 2001, the Company agreed to purchase certain ATM network equipment from Aleron for $3,000. During January 2002, the Company offset amounts due from Aleron from circuit access services with the payable due to Aleron related to the purchase of network equipment from Aleron. During 2001, an executive officer of Aleron was a member of the Company's Board of Directors. As of December 31, 2001, the Company has accounts receivable of $4,786 from Aleron, $1,600 of which represents deferred revenue.

        The Company earned revenues from a significant shareholder of $353 and $202 for the years ended December 31, 2000 and 2001, respectively. The accounts receivable balance related to this significant shareholder was $90 at December 31, 2000 and $0 at December 31, 2001. This client is no longer a customer as of December 31, 2001.

Note 13—Industry Segment and Geographic Information

        The Company is currently operating in one segment, the provisioning and management of client-specific network access solutions.

        From its inception through December 31, 2001, substantially all of the Company's identifiable assets were located in the United States. During that same period, substantially all of the Company's revenues were derived from sales to clients based in the United States.

        During the fourth quarter 2000, the Company commenced European operations by opening an office in London and hiring key personnel. London continued to be our base for European operations for 2001.

Note 14—Employee Benefit Plans and Employment Agreements

Employee Savings and Benefit Plans

        As of January 1, 1999, the Company implemented a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code, which covers substantially all of the Company's employees. Employer contributions to the retirement savings plan are discretionary. During 2000 and 2001 no employer contributions were recorded as an expense.

Employment Agreements

        The Company has entered into employment agreements with several of its key employees which have one-year terms, after which they are renewable for additional one-year periods. The employment agreements entitle the employee to receive certain severance payments for termination of employment without cause, as defined by the agreements. These employment agreements will require the Company to pay key U.S. employees approximately $1,500 in salary from December 31, 2001 through the end of the respective agreements. The agreements also provide for the payment of both discretionary and performance based bonuses.

Employee Stock Purchase Plan

        The Company instituted the Universal Access, Inc. 1999 Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan qualifies as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The Stock Purchase Plan is administered by the Compensation Committee of the Board of Directors. The Stock Purchase Plan permits eligible employees to purchase an aggregate of 500,000 shares plus an annual increase to be added on the first day of the Company's fiscal year beginning in 2001, equal to the lesser of (i) 3,000,000 shares, (ii) 2% of the outstanding shares of common stock on such date or (iii) a lesser amount determined by the Board of Directors. Shares are purchased for the benefit of the participants at the end of each six month purchase period. The number of shares of the Company's Common Stock purchased under the Stock Purchase Plan during the years ended December 31, 2000 and 2001 were 96,797 and 313,140.

Stock Option Plans

        In July of 1998, the Company's Board of Directors adopted the 1998 Employee Stock Option Plan (the "1998 Plan") for the Company's directors, officers, employees and key advisors. The total number of shares of the Company common stock reserved for issuance under the 1998 Plan is 13,000,000. Awards granted under the plan are at the discretion of the Company's Board of Directors, or a compensation committee appointed by the Board of Directors, and may be in the form of either incentive or nonqualified stock options. As of December 31, 2000, no shares of common stock were available for additional awards under the 1998 Plan.

        In November 1999, the Company's Board of Directors adopted the 1999 Stock Plan (the "1999 Stock Plan") and the 1999 Director Option Plan (the "1999 Director Option Plan"). The 1999 Director Option Plan was effective on the effective date of the qualified initial public offering on March 17, 2000. Upon the qualified initial public offering, no further options were granted under the 1998 Plan. The 1999 Stock Plan provides for the grant of incentive stock options to employees, and the grant of nonstatutory stock options and stock purchase rights to employees, directors and consultants. As of December 31, 2000, 10,000,000 shares of common stock were reserved for issuance pursuant to the 1999 Stock Plan. The 1999 Director Option Plan provides for the issuance of options to purchase 20,000 shares of common stock to each non-employee director upon the later of (i) the effective date of the 1999 Director Option Plan or (ii) when such person first becomes a non-employee director, and provides for the issuance of options to purchase 5,000 shares of common stock to each non-employee director on June 30 of each year, subject to certain limitations. As of December 31, 2001, 500,000 shares of common stock were reserved for issuance pursuant to the 1999 Director Option Plan.

        As permitted by SFAS 123, the Company continues to apply the provisions of APB 25 in determining the compensation expense of stock options granted. If the Company had elected to recognize compensation cost based on the fair value of the options as prescribed by SFAS No. 123, the following results would have occurred using the Black-Scholes option-pricing model with the listed assumptions:

	Year Ended December 31,
	1999	2000	2001
Pro forma net loss (in thousands)	$(20,224)	$(64,113)	$(110,685)
Pro forma basic and diluted net loss per Share	$(0.98)	$(0.82)	$(1.20)
Volatility	<1%	31%	165%
Dividend yield	0.001%	0.001%	0.001%
Risk-free interest rate	5%	6%	4%
Expected life in years	4	4	4

        The Company recognized $3,127 and $28,343 of option plan compensation expense during 2000 and 2001, respectively.

        The vesting term of options granted under the Plans is fixed by the Board of Directors, or compensation committee elected by the Board of Directors, but in no case are options exercisable for more than 10 years after the date the option is granted. For option grants to persons owning 10% of the voting power of all outstanding classes of the Company's capital stock, the exercise price may not be lower than 110% of the fair market value on the date of the grant and the option term may not exceed 5 years.

        The following information relates to stock options with an exercise price which was less than the fair market value of the underlying stock on the date of grant:

	Year Ended December 31,
	1999		2000		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at beginning of period	3,498,000	$0.02514	10,210,000	$0.8621	6,881,974	$1.3936
Granted	8,015,000	1.2985	643,850	7.1553	1,600,000	—
Exercised	(1,000,000)	1.49200	(2,301,567)	0.6159	(2,856,772)	0.3513
Forfeited	(303,500)	0.3768	(1,670,309)	1.4372	(2,203,174)	3.8324

Balance at end of period	10,210,000	$.08621	6,881,974	$1.3936	3,422,028	$0.7455

Weighted average fair value of options Granted during the period	$2.52		$2.30		$0.74

        The following information relates to stock options with an exercise price which was equal to the fair market value of the underlying stock on the date of grant:

	Year Ended December 31,
	1999		2000		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at beginning of period	—	$—	255,750	$6.10	7,640,438	$17.3667
Granted	260,750	6.10	7,629,786	17.7436	4,502,128	4.5840
Exercised	—	—	(1,398)	8.10	(571,742)	1.0631
Forfeited	(5,000)	6.10	(243,700)	17.3959	(9,348,004)	13.5649

Balance at end of period	255,750	$0.8621	7,640,438	$17.3667	2,222,820	$9.5823

Weighted average fair value of options Granted during the period	$1.32		$5.73		$1.08

        The following information relates to stock options as of December 31, 2001:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.01	1,535,000	6.61	$0.01	1,304,583	$0.01
0.07 - 0.27	860,632	7.16	0.24	612,088	0.23
.74 - 1.23	749,000	9.75	0.75	—	—
1.38 - 2.42	747,296	8.07	1.56	351,979	1.52
2.79 - 4.85	1,055,270	8.65	3.59	300,442	2.82
6.10 - 14.00	232,650	8.35	10.01	95,225	9.53
14.25 - 24.50	465,000	8.81	14.85	138,646	14.98

        All of the above disclosures include 120,000 stock options issued in November and December of 2001 to a consultant for Company development services to be rendered over a one-year period. These options vest 1/12 per month effective January 2002. Effective March 1, 2002, he is no longer providing services to the Company and his options have ceased to vest as of that date. Total stock compensation expense of $85 was capitalized during 2001 related to this consultant.

        All of the above disclosures include 200,000 options granted on August 4, 1999 to a non-employee director, for which $764 of compensation expense was recognized during 1999.

Note 15—Net Loss Per Share

        The Company had potentially dilutive securities outstanding that were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been anti-dilutive. Such outstanding securities are convertible into the number of shares of common stock as set forth in the table below at December 31, 1999, 2000 and 2001.

	December 31,
	1999	2000	2001
Series A cumulative convertible preferred stock	4,633,986	—	—
Series A cumulative convertible preferred stock warrants	463,398	—	—
Series B cumulative convertible preferred stock	13,400,010	—	—
Series B cumulative convertible preferred stock warrants	1,000,002	—	—
Series C convertible preferred stock	2,000,001	—	—
Series D cumulative convertible preferred stock	18,128,091	—	—
Common stock options	10,465,750	14,522,412	5,644,848
Common stock warrants	360,000	1,116,045	114,001
Series E cumulative convertible preferred stock	4,672,155	—	—
Series E cumulative convertible preferred stock Warrants	120,000	—	—

Total potentially dilutive shares of common stock	55,243,393	15,638,457	5,758,849

Note 16—Equity Transactions

        At December 31, 2001, the Company had 1,000,000,000 shares of $0.01 par value Common Stock authorized and 100,492,778 shares were issued and outstanding. From inception through June 23, 1999 the Company's common stock had no designated par value and all dollar amounts ascribed to common stock transactions were reflected in the common stock account. Upon its reincorporation in Delaware in 1999, the Company's common stock has a par value of $0.01 per share and the dollar amounts ascribed to common stock were adjusted to reflect this par value. All subsequent common stock transactions have been reported at the $0.01 par value per share with the residual reflected in additional paid-in capital.

        On March 17, 2000, the Company completed its initial public offering of common stock that resulted in the issuance of 12,650,000 shares at a price to the public of $14.00 per share. This offering resulted in net proceeds of $161,942 after deducting an underwriting discount of $12,397 and offering expenses of $2,761 such as legal and accounting fees, printing costs and SEC registration fees. Upon the closing of the initial public offering, all outstanding preferred stock automatically converted to shares of common stock as follows:

Series A Cumulative Convertible Preferred Stock	5,097,384
Series B Cumulative Convertible Preferred Stock	13,400,010
Series C Convertible Preferred Stock	2,000,001
Series D Cumulative Convertible Preferred Stock	18,128,091
Series E Cumulative Convertible Preferred Stock	4,672,155

        Additionally, upon closing of the initial public offering, all outstanding preferred stock warrants to purchase 166,667 shares of Series B Cumulative Convertible Preferred Stock and 40,000 shares of Series E Cumulative Convertible Preferred Stock converted into warrants to purchase 1,000,002 and 120,000 shares of common stock, respectively.

        During February and March 2000, and prior to the IPO, 360,000 common stock warrants were exercised. During the same period, 77,233 warrants to purchase Series A Cumulative Convertible Preferred Stock were exercised and were subsequently converted into 463,398 shares of common stock upon the date of the initial public offering.

        As of December 31, 2001 Common Stock shares reserved for issuance are as follows:

Common stock options	5,644,848
Common stock warrants	114,001

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

        On February 8, 1999, the Company issued 436,997 shares of Series A Preferred Stock for gross proceeds of $1,311. Included in this issuance were the 385,830 shares related to the amount presented as Unissued Series A Preferred Stock at December 31, 1998.

        In connection with the February 1999 sale of Series A Preferred Stock the Company issued warrants to purchase 43,900 shares of Series A Preferred Stock at $3.00 per share. These warrants were valued at $47 using the Black-Scholes option valuation model. The Series A Warrants are exercisable for a period of five years after the issuance date. The Series A Preferred Stock is shown net of the fair value of the Series A Warrants.

        As of December 31, 1998, the holders of Series A Preferred Stock had the right to require the Company to redeem one-third of the shares originally purchased on each of the fourth, fifth, and sixth anniversaries of the closing and the Company had the right to redeem not less than all of the outstanding Series A Preferred Stock between the third and sixth anniversaries of the closing. All redemptions were to be made at amount equal to the sum of the original purchase price of the Series A Preferred Stock plus accumulated but unpaid dividends. On February 3, 1999, the Series A Preferred Stock holders approved an amended Certificate of Designations, Rights and Preferences whereby this mandatory redemption feature was terminated. Accordingly, the entire balance of the redeemable cumulative convertible preferred stock and redeemable cumulative convertible preferred stock warrants was reclassified to stockholders' equity on February 3, 1999.

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

        On February 8, 1999, the Company issued 2,000,000 shares of Series B Redeemable Cumulative Convertible Preferred Stock ("Series B Preferred Stock") for gross proceeds of $6,000. In conjunction with the issuance of the Series B Preferred Stock, the Company issued warrants to purchase an additional 400,002 shares of Series B Preferred Stock (the "Series B Warrants") at an exercise price of $0.01 per share and warrants to purchase 360,000 shares of Common Stock at $.50 per share, and caused options to purchase 840,000 shares of Common Stock at $0.50 per share to be granted by certain principal shareholders of the Company's Common Stock. The 840,000 common stock options granted by the principal shareholders were valued at $31,000 using the Black-Scholes valuation model. This amount was recorded as additional paid-in capital. Series B Preferred Stock was convertible into Common Stock on a 6-for-1 basis. During the six month period ended June 30, 1999, 233,335 of the Series B Warrants were exercised.

        On May 13, 1999, the Company issued 666,667 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") for gross proceeds of $2,000.

        During the period from June 30, 1999 to September 30, 1999, the Company issued 5,957,611 shares of Series D Cumulative Convertible Preferred Stock ("Series D Preferred Stock") for gross proceeds of $25,319. The Company also issued 82,353 shares valued at $4.25 per share in connection with the purchase of certain assets of PCN (see Note 3). The Company also issued 2,733 shares of Series D Preferred Stock on December 6, 1999 for gross proceeds of $50.

        On November 10, 1999, the Company issued 1,557,385 shares of Series E Cumulative Convertible Preferred Stock ("Series E Preferred Stock") and warrants to purchase an additional 40,000 shares of Series E Preferred Stock for gross proceeds of $29. The Company ascribed $136 of the proceeds to the warrants using the Black-Scholes option valuation model. Series E Preferred Stock was convertible into Common stock on a 3-for-1 basis. The conversion ratio for the Series E Preferred Stock was multiplied by the quotient of $750 divided by the product of the number of fully diluted shares of common stock outstanding immediately before an initial public offering multiplied by the initial public offering per share price (such quotient is not to be less than 1). The conversion ratio cannot exceed 3.75-for-1. At an initial public offering price per share of $14.00, the Series E Preferred Stock converted to common stock on a 3-for-1 basis, and no "deemed dividend" will be recorded. The Series E Preferred Stock warrants had an exercise price of $18.30 per share.

        A portion of the Series D Preferred Stock was issued at a price that was below the deemed fair market value of the equivalent amount of common stock. Accordingly, the Company recorded a deemed dividend of $9,000 related to the issuance of Series D Preferred Stock. The deemed dividend has been included in the accretion and dividends on redeemable and nonredeemable cumulative convertible preferred stock for purposes of determining basic and diluted net loss per common share.

        During January 2001, the Company granted 1.5 million shares of the Company's restricted stock to certain members of its executive management team. The shares had a fair market value of $6.06 per share at the date of grant. In the third quarter ended September 30, 2001, the Company repurchased restricted stock previously issued to its executives and granted replacement stock options with a strike price of $0. The replacement stock options were fully vested and were exercised by the executives on the grant date. The Company relied upon paragraph 62 of FIN 44 in determining the amount of expense for this transaction. The Company issued a loan for $684, with an interest rate of 6%, to these executives to cover the taxes on this issuance. In accordance with the accounting guidance in FIN 44, the Company recognized a one-time stock compensation charge of $11,400 relating to this transaction.

        In October 2001, the Company granted restricted stock to certain employees. In December 2001, the Company granted shares of restricted stock to employees under an offer to exchange outstanding unexercised employee stock options having an exercise price of at least $2.50 per share. A total of 4,822,490 shares were issued in the fourth quarter of 2001 under these grants and vest over three years beginning in January 2002. Universal Access anticipates recording an expense of approximately $16.2 million over the vesting period related to these grants of restricted stock.

Note 17—Supplemental Cash Flow Disclosure

        During 1999, the Company acquired certain assets and assumed certain liabilities from Pacific Crest Networks, Inc. Assets acquired included $510 of computer hardware subject to capital leases, and liabilities assumed included $418 of obligations under capital leases.

        During 1999, the Company executed notes receivable with three of the Company's officers in consideration for the exercise of stock options as described in Note 11.

        During 1999, the Company issued 325,000 shares of common stock in exchange for UTX equipment. The common stock had a fair market value of $1.42 per share on the date of issuance.

        During 1999, the Company agreed to issue 70,592 shares of Series D Preferred Stock at a price below fair market value in exchange for services. The Company recorded $9,920 of operations and administration expense related to these transactions.

        At December 31, 1999, 2000 and 2001, $518, $416 and $2,379 of equipment purchases were included in accounts payable, respectively. In addition, the Company purchased $21.2 million of equipment for its UTX facilities during 2000, which was included in accounts payable at December 31, 2000. In 2001, the Company returned $16.1 million of equipment related to this purchase. As such, the liability was reduced accordingly.

        No amounts were paid for income taxes in 1999, 2000 or 2001. The Company paid interest of $81, $510 and $644 in 1999, 2000 and 2001, respectively.

        During 2000, the Company issued 169,949 shares of common stock in connection with its acquisition of Tri-Quad Enterprises.

        During 2000, Universal Access issued 150,000 options to nonemployees for consulting services to be rendered over a four-year period in connection with the build-out of the Company's UTX facilities. These options vested 25% immediately, with the remaining options vesting 1/36 on the 16th day of each month, commencing after the first year anniversary date of the grant. As a result, the Company recorded $1,148 of non-cash investing activities during the year ended December 31, 2000. Universal Access capitalized the value of these options to construction in progress, as they were granted in exchange for services pertaining to the construction of its UTX facilities. Universal Access terminated the related consulting arrangement in March 2001, prior to the next vesting date; therefore, no further expense was measured or recorded. During 2001, the Company issued 120,000 stock options to a consultant for UIX development services as described in Note 14. Total option value of $85 was capitalized related to this consultant.

        During 2001, the Company issued loans to certain members of its executive management team to pay withholding taxes on the exercise of 1.5 million options with a strike price of $0 as described in Note 16.

Note 18—Selected Consolidated Quarterly Financial Data (unaudited)

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

2000:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except share data)
Revenues	$7,335	$9,477	$14,029	$20,281

Operating Expenses:
Cost of circuit access (exclusive of depreciation of $0 shown below)	5,926	7,452	10,336	14,277
Operations and administration (excluding stock compensation)	9,740	13,527	16,530	20,240
Operations and administration (Stock compensation)	840	918	843	526
Depreciation and amortization	566	780	1,488	2,193

Total operating expenses	17,072	22,677	29,197	37,236

Operating loss	$(9,737)	$(13,200)	$(15,168)	$(16,955)

Net loss	$(9,074)	$(10,364)	$(12,519)	$(14,580)
Accretion and dividends on preferred stock
Net loss applicable to common shareholders	$(9,074)	$(10,364)	$(12,519)	$(14,580)
Basic and diluted net loss per common share	$(0.22)	$(0.12)	$(0.14)	$(0.16)

2001:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except share data)
Revenues	$25,711	$30,285	$30,722	$35,670

Operating Expenses:
Cost of circuit access (exclusive of depreciation of $55, $204, $285 and $1,012 in the first through fourth quarters, respectively, shown below)	17,630	20,469	20,737	23,935
Operations and administration (excluding stock compensation)	21,499	21,692	17,579	12,998
Operations and administration (Stock compensation)	1,203	1,085	12,468	13,587
Depreciation and amortization	1,868	3,110	4,072	4,813
Restructuring	0	0	40,879	(5,441)
Total operating expenses	42,200	46,356	95,735	49,892

Operating loss	$(16,489)	$(16,071)	$(65,013)	$(14,222)

Net loss	$(14,999)	$(14,904)	$(64,491)	$(14,177)
Net loss applicable to common shareholders	$(14,999)	$(14,904)	$(64,491)	$(14,177)
Basic and diluted net loss per common share	$(0.16)	$(0.16)	$(0.70)	$(0.15)

Note 19—Subsequent Events (unaudited)

        On February 11, 2002, the Company announced that it had agreed to acquire certain metropolitan fiber-optic ring and other assets of Sphera as part of its reorganization filing under Chapter 11 of the U.S. bankruptcy code. These assets include seven metropolitan fiber rings with 21 nodes that we will utilize as UTX facilities in seven markets: New York, New Jersey, Washington, D.C., Virginia, Dallas, Chicago and Los Angeles. As consideration for these assets, the Company has agreed to provide debtor-in-possession financing of up to $2,100 and to fund cure payments of up to $3,900. The Company has agreed to pay $1,500 to an equipment provider if the sale is completed, which may be considered part of the purchase price. The Company has entered into a loan agreement with certain existing stockholders of Sphera. Amounts borrowed under the loan agreement may only be used to fund debtor-in-possession financing and must be repaid by the Company at the earlier of the closing of the acquisition and May 12, 2002. These stockholders may, in certain circumstances, convert outstanding amounts payable under the loan into our common stock at a conversion price of $5.04 per share. The stockholders also received warrants to purchase 750,000 shares of our common stock in connection with the loan. These warrants will be exercisable at an exercise price of $0.01 per share subject to certain conditions, including closing of the acquisition. We believe this acquisition will allow us to accelerate margin expansion by lowering our cost structure and providing additional opportunities for grooming, to reduce our future capital expenditures and to better and more quickly serve our clients. Completion of the transaction is subject to a number of customary conditions and approval of the bankruptcy court overseeing Sphera's reorganization.

Financial Statement Schedule (Item 14(a)(2))

Schedule II

Valuation and Qualifying Accounts
For the Years Ended December 31, 1999, 2000 and 2001
(In thousands)

Descriptions of Allowance and Reserves	Balance at beginning of year	Additions	Deductions	Balance end of year
December 31, 1999
Valuation allowances and receivable reserves for potential losses	$46	$867	$264	$649
December 31, 2000
Valuation allowances and receivable reserves for potential losses	$649	$605	$251	$1,003
December 31, 2001
Valuation allowances and receivable reserves for potential losses (1)	$1,003	$7,111	$5,631	$2,483

(1)
Includes amount of $1,978 in 2001 recorded directly to the allowance for doubtful accounts.

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger among the Company, Migration Corporation and Universal Access, Inc. dated July 18, 2001.(6)
3.1	Certificate of Incorporation of the Company.(6)
3.1.1	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.(6)
3.1.2	Certificate of Ownership and Merger Merging Renaming Corporation into UAXS Global Holdings Inc. dated October 29, 2001.(7)
3.2	Amended and Restated Bylaws of the Company.(6)
4.1	Form of the Company's Common Stock certificate.
4.2	Amended and Restated Registration and Informational Rights Agreement, dated June 28, 1999.(1)
4.3	Amended and Restated Registration and Informational Rights Agreement, dated June 30, 1999.(1)
4.4	Registration Rights Agreement, dated November 10, 1999.(1)
4.5	Registration Rights Agreement dated July 1, 2000.(3)
4.6	Registration Rights Agreement, dated February 11, 2002.
4.7	Form of warrant to purchase shares of Common Stock of the Company issued to Advanced Equities.(1)
4.8	Preferred Stock Rights Agreement, dated as of July 31, 2000, between Universal Access, Inc. and Wells Fargo, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.(4)
4.8.1	Assumption of and Amendment to the Universal Access, Inc. Preferred Stock Rights Agreement dated July 13, 2001.(6)
10.1	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.(1)
10.2	Amended 1998 Employee Stock Option Plan and forms of agreements thereunder.(1)
10.3	1999 Stock Plan and forms of agreements thereunder.(1)
10.4	1999 Director Option Plan and forms of agreements thereunder.(1)
10.5	1999 Employee Stock Purchase Plan.(1)
10.6	Form of Employment Agreement.(5)
10.7	Employment Agreement with Patrick C. Shutt, dated September 15, 1998.(1)
10.7.1	Amendment to Employment Agreement with Patrick C. Shutt, dated February 8, 1999.(1)
10.7.2	Amendment to Employment Agreement with Patrick C. Shutt, dated February 1, 2000.(1)
10.8	Employment Agreement with Robert J. Pommer, Jr., dated September 15, 1998.(1)
10.8.1	Amendment to Employment Agreement with Robert J. Pommer, Jr., dated February 8, 1999.(1)
10.8.2	Amendment to Employment Agreement with Robert J. Pommer, Jr., dated February 1, 2000.(1)
10.8.3	Amendment to Employment Agreement with Robert J. Pommer, Jr. dated April 28, 2000.(2)
10.9	Promissory Note held by the Company for Robert Pommer dated May 28, 1999.(1)
10.10	Amended and Restated Promissory Note with Patrick Shutt dated December 6, 1999.(1)
10.11	Amended and Restated Promissory Note with Robert Pommer dated December 6, 1999.(1)

10.12	Form of Promissory Note entered into by the Company with each of its executive officers on September 28, 2001.
10.13	Independent Contractor Agreement entered into by the Company with Carolyn Katz on November 1, 2001.
10.14	Form of Private Line Service Contract.(5)
10.15†	Amended and Restated AT&T Master Carrier Agreement with AT&T Corp. dated May 31, 2000.(3)
10.16†	Master Service Agreement with Broadwing Communications Services, Inc. dated June 23, 2000.(3)
10.17†	Master Service Agreement with Williams Communications, LLC dated October 1, 2001.
10.18†	Capacity Agreement with GTE Telecom Incorporated dated August 20, 1999.(1)
10.18.1†	First Amendment to Capacity Agreement with GTE Telecom Incorporated dated August 8, 2000.(3)
10.19	Terms and Conditions for Delivery of Service with Level 3 Communications, LLC dated November 17, 1999.(1)
10.19.1†	Addendum, dated November 17, 1999, to Terms and Conditions for Delivery of Service.(1)
10.20†	Global Services Agreement with MCI WorldCom Communications, Inc. dated December 14, 1999.(1)
10.20.1†	First Amendment to Global Services Agreement dated May 8, 2000.(3)
10.20.2†	Second Amendment to Global Services Agreement dated September 11, 2000.
21.1	Subsidiaries of Company.
23.1	Consent of Independent Accountants.

(1)
Filed with the Company's Registration Statement on Form S-1 (No. 333-93039) filed with the Securities and Exchange Commission by the Company in connection with its initial public offering which became effective March 16, 2000.

(2)
Filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

(3)
Filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

(4)
Filed with the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on August 9, 2000.

(5)
Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2000

(6)
Filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

(7)
Filed with the Company's Current Report on Form 8-K dated October 29, 2001.

†
Confidential treatment requested for certain portions of this Exhibit which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2002.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC.
By:	/s/ ROBERT M. BROWN
Name: Robert M. Brown Title: Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2002.

Signature	Title

/s/ PATRICK C. SHUTT
Patrick C. Shutt March 29, 2002	Chairman of the Board and Chief Executive Officer
/s/ ROBERT J. POMMER, JR.
Robert J. Pommer, Jr. March 29, 2002	President of Client Services and Director
/s/ CAROLYN F. KATZ Carolyn F. Katz March 29, 2002	Director
/s/ KEVIN P. POWER
Kevin P. Power March 29, 2002	Director
/s/ ROLAND A. VAN DER MEER
Roland A. Van der Meer March 29, 2002	Director
/s/ EDWARD H. WEST
Edward H. West March 29, 2002	Director

QuickLinks

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
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
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
UNIVERSAL ACCESS GLOBAL HOLDINGS INC. CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
TABLE OF CONTENTS
REPORT OF INDEPENDENT ACCOUNTANTS
  Financial Statements (Item 14(a)(1))
UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (In thousands, except share data)
UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS (In thousands, except per share data)
UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (In thousands)
UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS (In thousands, except share and per share amounts)
  Financial Statement Schedule (Item 14(a)(2))
  Schedule II
EXHIBIT INDEX
SIGNATURES