Form 10-Q
period 2002-03-31
UNIVERSAL ACCESS GLOBAL HOLDINGS INC
filed 2002-05-15
CIK 1070699

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of the issuer's common stock, par value $0.01, as of April 30, 2002 was 100,255,146 shares.

Universal Access Global Holdings Inc.
Form 10-Q
Table of Contents

Part I
Financial Information
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets at March 31, 2002 and December 31, 2001 (Unaudited)	3
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements	6-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-27
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	28
Part II
Other Information
Item 1.	Legal Proceedings	29
Item 2.	Changes in Securities and Use of Proceeds	30
Item 6.	Exhibits and Reports on Form 8-K	31
Signatures		32

PART I. FINANCIAL INFORMATION

ITEM I. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2002	Dec. 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$16,705	$20,758
Short-term investments	11,230	26,299
Accounts receivable, less allowance of doubtful accounts of $3,367 and $2,483	10,601	11,133
Accounts receivable related parties, net	—	4,786
Other receivables	1,348	1,672
Prepaid expenses and other current assets	5,614	4,316

Total current assets	45,498	68,964
Restricted cash	14,869	13,639
Property and equipment, net	86,371	84,567
Notes receivable	1,100	—
Goodwill	4,472	4,472
Intangible assets, net	656	719
Other long-term assets	3,201	3,290

Total assets	$156,167	$175,651

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,488	$9,386
Non income tax payable	2,047	1,835
Accrued compensation	—	3,005
Accrued expenses and other current liabilities	18,611	14,653
Unearned revenue	11,019	15,148
Current portion of term loans	2,354	1,154
Current obligation under capital leases	2,428	2,364
Short-term restructuring liability	3,751	5,422

Total current liabilities	46,698	52,967
Term Loans	—	—
Obligations under capital leases net of current portion	239	1,063
Security deposits payable	314	357
Restructuring liability	22,024	22,300

Total liabilities	69,275	76,687
Commitments and contingencies (Note 4)	—	—
Stockholders' equity:
Common stock, $.01 par value; 1,000,000,000 shares authorized; 100,281,862 and 100,492,778 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	1,003	1,005
Common stock warrants	129	129
Additional paid-in-capital	288,102	291,603
Deferred stock plan compensation	(10,222)	(14,171)
Accumulated deficit	(189,573)	(176,957)
Accumulated other comprehensive income	(3)	(18)
Notes receivable—employees	(2,544)	(2,627)

Total stockholders' equity	86,892	98,964

Total liabilities and stockholders' equity	$156,167	$175,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues	$29,080	$25,711
Costs and expenses:
Cost of circuit access (exclusive of depreciation of $1,260 and $55 in 2002 and 2001 respectively, shown below)	21,203	17,630
Operations & administration (excluding stock plan compensation)	15,494	21,499
Operations & administration (stock plan compensation)	291	1,203
Depreciation & amortization	5,086	1,868

Total costs and expenses	42,074	42,200

Operating loss	(12,994)	(16,489)

Other income, net	378	1,490

Net loss	(12,616)	(14,999)

Basic and diluted net loss per share	$(0.13)	$(0.16)
Weighted average shares used in computing basic and diluted net loss per share	98,049	91,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net cash used for operating activities	$(12,466)	$(18,400)

Cash flows from investing activities:
Additions to property, plant, & equipment	(5,186)	(16,919)
Proceeds from sales of property, plant, & equipment	17	—
Increase in notes receivable	(950)	—
Sale of short-term investments	15,069	17,639

Net cash provided by investing activities	8,950	720

Cash flows from financing activities:
Payments on capital lease obligations	(760)	—
Payment of long-term and short-term obligations	(299)	(312)
Proceeds from short-term obligations	1,500	—
Restriction on cash balance	(1,230)	(367)
Issuance of common stock	206	1,424
Proceeds of notes receivable—employee	32	—

Net cash provided (used) by financing activities	(551)	745

Effect of exchange rate changes on cash	14	150
Net increase/(decrease) in cash and cash equivalents	(4,053)	(16,785)
Cash and cash equivalents, beginning of period	20,758	56,931

Cash and cash equivalents, end of period	$16,705	$40,146

Non-Cash Financing Activities:
Issuance of restricted stock	—	12,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts and where otherwise indicated)

(unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Universal Access Global Holdings Inc. ("Holdings") and its subsidiaries (collectively, "the Company" or "we"), and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Financial Statements and Notes thereto included in the Company's 2001 Annual Report on Form 10-K. Results for fiscal 2002 interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2002.

Note 2—Investments

        The Company's short-term investments have original maturities between three and twelve months, are classified as held-to-maturity and are stated at amortized cost. Investments consist of the following at March 31, 2002 and December 31, 2001, respectively:

	March 31, 2002	December 31, 2001
Commercial paper	$999	$11,665
Corporate notes	3,477	5,896
Government agencies	6,754	8,738

Total investments	$11,230	$26,299

Note 3—Property and Equipment, Net

        Property and equipment consists of the following, stated at cost, at March 31, 2002 and December 31, 2001, respectively:

	March 31, 2002	December 31, 2001
Furniture and fixtures	$5,112	$5,420
Leasehold improvements	2,793	1,826
UTX equipment	71,015	65,014
Computer hardware and software	21,399	19,580
Other equipment	2,417	1,787
Construction in progress	5,690	7,973

	108,426	101,600
Less: Accumulated depreciation and amortization	(22,055)	(17,033)

Property and equipment, net	$86,371	$84,567

        Construction in progress primarily relates to costs incurred during the expansion of the Company's Universal Transport Exchange ("UTX") facilities.

Note 4—Commitments and Contingencies

        On November 5, 2001, a complaint was filed in federal court for the Southern District of New York on behalf of a purported class of persons who purchased the Company's stock between March 16, 2000 and December 6, 2000. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities. The complaint brings claims for violation of several provisions of the federal securities law against those underwriters, and also against the Company and certain of its present and former directors and officers. The Company believes that the allegations are without merit and intends to defend the litigation vigorously. Accordingly, no amount has been accrued as a liability.

        The Company is a party to certain litigation for which the claimants are seeking damages arising out of a letter of intent that the Company entered into in December 1998 relating to the potential acquisition of a business. Management believes that this litigation is without merit and no amount has been accrued as a liability.

        In March 2002, a client to whom we had provided telecommunication services, filed for protection under the bankruptcy code. We believe that we validly terminated all agreements with the client prior to its bankruptcy and we are seeking a determination by the bankruptcy court that the agreements were in fact validly terminated; the client is disputing this request. Under a court-approved agreement, we continue to provide services to the client at a reduced level. We believe that we have claims against the client under the terminated agreements, and the client has listed in its bankruptcy filings a potential claim against us arising out of the agreements. In light of the client's financial condition, we may not realize any value from our claims. We have not accrued any amount as a liability in respect of this potential claim.

        In April and May 2002, several law firms announced that they had filed securities class action lawsuits against us. The complaints, filed in the United States District Court for the Eastern District of Texas, allege violations of the Securities Act of 1934. The Company expects these complaints, and any similarly filed actions, to be consolidated into a single case. The Company has not been served with the complaints, but has reviewed copies of the filings. Management believes the lawsuits are without merit and intends to defend the actions vigorously, and we have not accrued any liability in respect of these actions.

        We have been named as a defendant in an adversary proceeding filed by Sphera Optical Networks, Inc. and Sphera Optical Networks N.A., Inc. (collectively, "Sphera"). The case is pending in the United States Bankruptcy Court for the District of New Jersey. We and Sphera were parties to an asset purchase agreement and financing agreement pursuant to which we contemplated purchasing certain of Sphera's assets and we extended post-bankruptcy financing to Sphera. Because several material conditions were not met, we terminated the asset purchase agreement and financing agreement. Sphera filed suit against us seeking injunctive relief to compel us to complete the asset purchase, unspecified damages relating to the termination of the asset purchase agreement and subordination of the Company's lien. The request for injunctive relief was denied, and the court will set a trial date on Sphera's damages and lien subordination claims. We intend to defend this litigation vigorously, and we have not accrued any liability in respect of this matter.

Note 5—Comprehensive Income

        Comprehensive income, which includes net income and all other non-owner changes in equity during a period, is as follows for the three months ended March 31, 2002:

Net loss	$(12,616)
Foreign currency translation adjustments	3

Comprehensive net loss	$(12,613)

Note 6—Restructuring

        In the quarter ended September 30, 2001, the Company recorded a restructuring charge of $40.9 million. This charge was reduced by $4.1 million in the quarter ended December 31, 2001 resulting in a net charge of $35.4 million during the year ended December 31, 2001. Based on the strategic direction of the Company and the overall state of the telecommunications industry, management made the decision to restructure the Company in an effort to remain on target to achieve the Company's 2002 financial objectives and reduce administrative costs. The primary aspects of the restructuring plan were: (a) the Company reduced the number of employees in all departments and reorganized departments to further enhance productivity; (b) based on the reduced number of employees and on operational projections, the Company exited a variety of office facilities and one UTX facility; (c) due to the reduced number of employees and the amount of space being vacated, the Company wrote down fixed assets, such as computer equipment, furniture and fixtures, and leasehold improvements; and (d) the Company wrote off the value of the investment it had made in a privately-held company because this company commenced liquidation proceedings during the third quarter. The workforce reduction affected approximately 150 employees or 40% of June 30, 2001 worldwide employees. The $4.1 million restructuring charge reversal in the fourth quarter of 2001 was primarily a result of the favorable outcome of lease negotiations with a landlord. In the first quarter of 2002, based on updated information, we revised our previous estimates for severance, benefits and equipment leases and reduced these portions of the reserve. Also in the first quarter of 2002, based on updated information on the commercial real estate market, we increased the facilities portion of the reserve.

        The restructuring program is substantially completed, except for facility exit costs. Our ability to sublet facilities at the rates contemplated by the restructuring charge will depend on market conditions. Remaining cash expenditures related to workforce reductions will be substantially paid by the end of 2002. Amounts relating to facilities will be paid over the respective lease terms through 2013 and will be net of any sublease recoveries.

        The following summarizes the significant components of the restructuring reserve at March 31, 2002:

	Balance at December 31, 2001	Incurred Cash Payments	Adjustments	Balance at March 31, 2002
Severance and benefits	639	(199)	(399)	41
Facility exit costs, net of estimated sublease recoveries	26,529	(1,539)	642	25,632
Other	554	(210)	(243)	101

Total	27,722			25,774

Note 7—Warrants

        In February 2002, we issued warrants for the purchase of 750,000 shares of our common stock to certain stakeholders of Sphera. The warrants had an exercise price of $0.01 per share but were only exercisable under certain conditions. We have delivered notice of termination of the purchase agreement and believe that the warrants are therefore no longer exercisable and have delivered notice to the warrant holders to this effect. Accordingly, no accounting is necessary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading "Factors That May Affect Future Results." The following discussion provides information and analysis of our results of operations for the three month periods ended March 31, 2002 and 2001, and our liquidity and capital resources. You should read the following discussion in conjunction with our consolidated financial statements and the related notes included elsewhere in this quarterly report as well as the reports we file with the SEC. Amounts are in thousands, except for items otherwise indicated and all share and per share amounts.

Overview

        We commenced operations on October 2, 1997 for the purpose of facilitating the provisioning, installation and servicing of dedicated communications circuits for service providers who buy network capacity and transport suppliers who sell network capacity. To date, we have derived substantially all of our revenues from providing ongoing, dedicated circuit access. Monthly recurring circuit revenues are generated under client contracts with terms ranging from 12 to 60 months, with an average length of 23 months as of March 31, 2002. Contracts with our clients may be terminated by the client at any time, subject to additional payments. Circuit charges are billed monthly in advance, and circuit revenues are recognized in the month that service is provided. Amounts billed in advance are recorded on the balance sheet as accounts receivable and unearned revenue. At March 31, 2002, unearned revenue was $11.0 million.

        The Company's results have been affected by bankruptcies and credit problems in the telecommunications industry. In the first quarter of 2002, we experienced a bankruptcy filing by one of our large wholesale clients, as well as circuit disconnections and lengthening new business closing cycles. Other clients that have accounted for revenue of approximately $1.3 million in monthly revenues have indicated publicly that they may be forced to file for reorganization under bankruptcy law. In addition, we have provided and currently provide services to several clients that are in bankruptcy, and although these services generally are entitled to priority as post-bankruptcy services, there can be no assurance that there will not be service interruptions or collectability issues with respect to services provided to these clients. We have increased bad debt reserves in response to the deterioration of credit in the industry.

        Circuit revenues include bundled charges for provisioning, network management and maintenance services. UTX billings and revenue recognition policies are the same as those described above for circuit revenues.

        Our clients primarily consist of communications service providers and transport suppliers, such as competitive access providers, incumbent telecommunication service providers and other application and network service providers. Our three largest clients represented approximately 50% of total revenues for the quarter ended March 31, 2002. Our three largest clients represented approximately 55% of total revenues for the quarter ended March 31, 2001.

        To date, cost of circuit access has primarily consisted of amounts paid to transport suppliers for circuits. We have negotiated volume discounts and network route-specific discounts under contracts with many of our suppliers. These contracts generally have terms ranging from three to ten years and include minimum monthly purchase commitments that begin anywhere from six to twelve months after we enter into the contract. At March 31, 2002, these minimum purchase commitments totaled approximately $3.8 million per month. Our aggregate actual purchases under these contracts, which averaged approximately $4.3 million per month for the quarter ended March 31, 2002, have exceeded these minimum purchase commitments. However, our actual purchases from certain individual suppliers have at time been less than our purchase commitments with those suppliers. If our actual purchases fall short of contractual commitments, we may seek to negotiate alternate arrangements with these suppliers, but in the event that these negotiations are unsuccessful, we may be left with a shortfall that would affect our operating margins.

        Operations and administration expense consists of salaries and employee benefits, costs associated with the development, expansion and maintenance of our Universal Information Exchange ("UIX") databases, and costs associated with sales, marketing, operations, administration and facilities.

        In each year since our inception, we have incurred operating losses and net losses, and have experienced negative cash flows from operations. At March 31, 2002, we had an accumulated deficit of $189.6 million.

	Three Months Ended March 31,
	2002	2001
Net loss	$(12,616)	$(14,999)

Basic and diluted net loss per share	$(0.13)	$(0.16)
Basic and diluted net loss per share (excluding non-cash stock option compensation expense)	$(0.13)	$(0.15)
Weighted average shares used in computing net loss per share	98,049	91,325

Results of Operations

Comparison of Quarter Ended March 31, 2002 to Quarter Ended March 31, 2001

Revenues

        Revenues increased to $29.1 million for the quarter ended March 31, 2002 from $25.7 million for the quarter ended March 31, 2001. Revenues for the quarter ended March 31, 2002 decreased $6.6 million from $35.7 million in the fourth quarter of 2001. Substantially all of our revenues consisted of circuit revenues in each of these quarters. The increase in revenues for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 was attributable to new consulting services revenue as well as an increase in circuit revenue. In addition, our UTX facilities enable us to provision circuits more efficiently and therefore directly contributed to increases in circuit revenues. The lower revenues for the quarter ended March 31, 2002 from the quarter ended December 31, 2001, however, were attributable in part to bankruptcies and credit problems in the telecommunications industry. We experienced a bankruptcy filing by one wholesale client, circuit disconnections and lengthened new business closing cycles. The large client bankruptcy accounted for $4.8 million of revenue that we were unable to recognize during the first quarter of 2002.

Cost of Circuit Access

        Cost of circuit access increased to $21.2 million for the quarter ended March 31, 2002 from $17.6 million for the quarter ended March 31, 2001. As a percentage of total revenues, cost of circuit access increased to 73% for the quarter ended March 31, 2002 from 69% for the quarter ended

March 31, 2001. The increase in cost of circuit access in absolute dollars was primarily attributable to an increase in the volume of circuits sold to both an increased number of clients and additional sales to existing clients. The large client bankruptcy was largely responsible for the increase in circuit cost as a percentage of total revenues as we incurred the cost of certain circuits but were unable to recognize the associated revenue.

Operations and Administration (Excluding Stock Plan Compensation)

        Operations and administration expenses (excluding stock plan compensation) decreased $6.0 million to $15.5 million in the quarter ended March 31, 2002 from $21.5 million in the quarter ended March 31, 2001. This decrease was primarily attributable to significant decreases in personnel and restructuring of facilities.

        The number of employees decreased to 229 at March 31, 2002 from 443 at March 31, 2001. After additional steps to reduce headcount in April 2002 to approximately 219, we expect headcount to remain relatively flat for the remainder of 2002. Salaries and benefits decreased $3.0 million for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. Similarly, facilities costs, including rent and utilities for corporate offices and sales offices decreased $906 for the quarter ended March 31, 2002 as compared to March 31, 2001 due in part to the restructuring and the related charge recorded in the third quarter of 2001. Sales and marketing costs, primarily for tradeshows, advertising and promotions, decreased $605 for the quarter.

        In coordinated transactions in 2001, the Company entered into an agreement to provide services to a client that had previously been provided by a third-party carrier, took an assignment from the client of the client's agreement with the third-party carrier, and in respect of certain unresolved disputes between the client and third-party carrier, paid $2 million to the third-party carrier in order to obtain the carrier's consent to the assignment. During the three months ended March 31, 2002, the Company paid an additional $1.6 million to the third party carrier pursuant to the 2001 agreement. Our total payment of $3.6 million to the third-party carrier was recorded as an other current asset with a reserve against it of $1.6 million, reflecting management's belief that $2.0 million will be recovered by favorably resolving disputes with the carrier or, alternatively, through the contractual right to seek reimbursement from the client.

        We expect total operations and administration expenses to continue to decrease in absolute dollars as we realize efficiencies from our UIX databases and implement cost saving measures.

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

        Stock plan compensation expense totaled $1.2 million for the quarter ended March 31, 2001 and $291 for the quarter ended March 31, 2002. The decrease in stock plan compensation charges between periods is primarily due to a reduction in employees who were granted options under our 1999 Stock Plan.

        There were 4,864,419 and 15,562,518 stock options outstanding at March 31, 2002 and 2001, respectively. The lower number of options outstanding reflects the lower number of employees at March 31, 2002, the number of options that were forfeited by departing employees and the approximately 4.8 million options that were exchanged for restricted shares of our common stock in the fourth quarter of 2001.

Depreciation and Amortization

        Depreciation expense includes depreciation of furniture, fixtures and equipment at our office facilities and of equipment at our UTX facilities. Depreciation expense was $5.0 million in the first three months of 2002, compared to $1.6 million in the first three months of 2001, representing an increase of $3.4 million. The increase in depreciation is primarily attributable to the Company placing into service ten additional UTX facilities during the time period March 31, 2001 through March 31, 2002.

        Amortization expense, which decreased $229 in the quarter ended March 31, 2002, compared with the quarter ended March 31, 2001, relates to intangible assets acquired in connection with the purchases of Stuff Software, Inc. in November 1999.

Restructuring

        In the quarter ended September 30, 2001, the Company recorded a restructuring charge of $40.9 million. This charge was reduced by $4.1 million in the quarter ended December 31, 2001 resulting in a net charge of $35.4 million during the year ended December 31, 2001. Based on the strategic direction of the Company and the overall state of the telecommunications industry, management made the decision to restructure the Company in an effort to remain on target to achieve the Company's 2002 financial objectives and reduce administrative costs. The primary aspects of the restructuring plan were: (a) the Company reduced the number of employees in all departments and reorganized departments to further enhance productivity; (b) based on the reduced number of employees and on operational projections, the Company exited a variety of office facilities and one UTX facility; (c) due to the reduced number of employees and the amount of space being vacated, the Company wrote down fixed assets, such as computer equipment, furniture and fixtures, and leasehold improvements; and (d) the Company wrote off the value of the investment it had made in a privately-held company because this company commenced liquidation proceedings during the third quarter. The workforce reduction affected approximately 150 employees or 40% of June 30, 2001 worldwide employees. The $4.1 million restructuring charge reversal in the fourth quarter of 2001 was primarily a result of the favorable outcome of lease negotiations with a landlord. In the first quarter of 2002, based on updated information, we revised our previous estimates for severance, benefits and equipment leases and reduced these portions of the reserve. Also in the first quarter of 2002, based on updated information on the commercial real estate market, we increased the facilities portion of the reserve.

        The restructuring program is substantially completed, except for facility exit costs. The ability to sublet facilities at the rates contemplated by the restructuring charge will depend on market conditions. Remaining cash expenditures related to workforce reductions will be substantially paid by the end of 2002. Amounts relating to facilities will be paid over the respective lease terms through 2013 and will be net of any sublease recoveries.

        The following summarizes the significant components of the restructuring reserve at March 31, 2002:

	Balance at December 31, 2001	Incurred Cash Payments	Adjustments	Balance at March 31, 2002
Severance and benefits	639	(199)	(399)	41
Facility exit costs, net of estimated sublease recoveries	26,529	(1,539)	642	25,632
Other	554	(210)	(243)	101

Total	27,722			25,774

Other Income (Expense)

        Other income decreased $1.1 million to $378 from $1.5 million in the quarters ending March 31, 2002 and March 31, 2001, respectively. The decrease in other income was primarily attributable to a reduction in interest income, reflecting lower balances of cash and investments held by the Company.

Income Taxes

        From our inception through September 27, 1998, we elected to be treated as a subchapter S-corporation for income tax purposes. On September 27, 1998, we converted to a C-corporation. At December 31, 2001, we had approximately $144.8 million of federal and state net operating loss carry forwards. These carry forwards may be available to offset future taxable income. Our federal and state net operating loss carry forwards expire at various dates beginning in 2018. Due to the uncertainty that we will generate future earnings sufficient to enable us to realize the benefit of these net operating loss carry forwards, we have recorded a valuation allowance for the full amount of our deferred tax asset. As a result, no income tax benefit has been recorded in our statement of operations. We assess our deferred tax asset on an ongoing basis and adjust the valuation allowance based on this assessment. Additionally, Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the use of net operating loss carry forwards if there is a change in ownership, as defined, within any three-year period. The utilization of certain net operating loss carry forwards may be limited due to our capital stock transactions.

Liquidity and Capital Resources

        Our principal uses of cash are to fund operating losses, working capital requirements and capital expenditures. Our capital expenditures will be centered around the maintenance of our two primary service elements, information and facilities. For information, we will continue to seek out new data resources relating to the provisioning of circuits. For facilities, we will continue to maintain our UTX and metropolitan connectivity facilities so as to create a competitive advantage in terms of service delivery, cost and pricing.

        Cash and cash equivalents and short and long-term investments were $27.9 million at March 31, 2002, a decrease of approximately $19.2 million from the level at December 31, 2001. The Company's cash position was adversely affected by unfavorable conditions that impacted revenues and by amounts disbursed under the Sphera loan agreement described below.

        Cash used by operating activities for the three months ended March 31, 2002 was $12.5 million, compared to $18.4 million for the three months ended March 31, 2001. The change was primarily due to a decrease in operating expenses and improved collection results.

        Cash provided by investing activities was $9.0 million for the three months ended March 31, 2002, compared to $720 for the three months ended March 31, 2001. The increase is primarily due to a reduction in the purchase of property, plant, and equipment to support the business and the sale of short-term investments.

        In addition, during the three months ended March 31, 2002 the Company loaned $1.1 million to Sphera under the Company's post-petition loan agreement with Sphera. Subsequent to March 31, the Company has disbursed additional amounts totaling $1.0 million to Sphera and to a trust account established by the counsel for the official unsecured creditors' committee. The loan agreement is the subject of a dispute referenced in "Legal Proceedings" below.

        Cash used by financing activities was $551 for the three months ended March 31, 2002, compared to cash provided by financing activities of $745 for the three months ended March 31, 2001. The decrease was primarily due to payments on capital lease obligations and a decrease in proceeds from issuance of common stock.

        In May 2002, the Company paid $2.6 million as the initial installment to purchase equipment previously covered by a capital lease. The remaining installments, totaling $1.2 million, will be paid in July and August 2002.

        Although we believe our existing cash balances will be sufficient to fund our business until we become self-funding through operations, our ability to meet our planned growth or changes in circumstances from our current expectations may require us to raise additional capital in order to fund the business to that point. Raising additional capital may be difficult for us and even if we are able to raise additional capital, our operational and financial flexibility may be limited and any financing may be dilutive to existing stockholders.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        In addition to the factors discussed elsewhere in this Form 10-Q and our other reports filed with the SEC, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of us.

We have incurred substantial losses since our inception, and if we fail to reduce our costs and increase our revenues, we will be unable to achieve and maintain profitability.

        We have incurred significant losses since inception and expect to continue to incur losses in the future. As of March 31, 2002, we had an accumulated deficit of $189.6 million. Our revenues have grown to $29.1 million in the three months ended March 31, 2002 from $25.7 million in the three months ended March 31, 2001, although our revenues for this first quarter 2002 were approximately 18% lower than our revenues for the fourth quarter of 2001. We cannot be certain that we will be successful in reducing our costs, that we will be able to increase our revenues or that we will achieve sufficient revenues to become profitable. We expect to continue to incur expenses in order to:

  •
  evaluate sales and marketing activities that may help the company increase market acceptance;

  •
  enhance our UIX database; and

  •
  maintain our UTX facilities.

        As a result, we will need to generate significantly higher revenues to achieve and maintain profitability. If we fail to significantly reduce our costs or to generate higher revenues, we may continue to incur operating losses and net losses.

If we fail to manage our cost reduction efforts and future expansion effectively, our ability to increase our services and client base could suffer.

        Our ability to successfully offer our services and implement our business plan in a rapidly evolving market requires effective planning and management. We plan to increase the scope of our operations and may substantially increase the number of our employees. At December 31, 1997, we had five employees. By the first quarter 2001, we had over 400 full-time employees. Since that time, we have reduced our headcount to approximately 219 full-time employees. These periods of growth and headcount reductions and our anticipated growth in future operations will continue to place a significant strain on our management systems and resources. We expect that we will need to improve our financial and managerial controls, reporting systems, procedures, and expand, train and manage our workforce. Furthermore, we expect that we will be required to manage multiple relationships with various clients, suppliers and other third parties. We cannot be sure that we will be able to identify and take advantage of market opportunities with our reduced workforce or that we will be able to manage future expansion effectively.

Industry conditions and further deterioration in credit quality may affect our clients' ability to pay their obligations to us in a timely manner or at all and may affect the ability of our carrier suppliers to provide reliable service.

        We operate in a highly concentrated, high-risk market that has recently experienced a general deterioration of credit quality. Credit-quality concerns, which have historically affected smaller network service providers and subsequently smaller telecommunications providers, have more recently impacted, and continue to impact, larger telecommunications providers and carriers. In recent months, several of our significant clients filed for reorganization or liquidation under the bankruptcy laws. In addition, one of our major clients has recently filed for bankruptcy and one other significant client, Metromedia Fiber Networks, has publicly indicated that it may be required to file for reorganization under the bankruptcy code. As a result, some of our clients may have inadequate financial resources to meet all of their obligations. If either significant clients or a significant number of smaller clients are unable to meet their obligations to us, we may not be able to recognize future revenues and we may also incur additional bad debt expenses and experience reduced opportunities for growth. In addition, notwithstanding a client's inability to pay us, we may remain obligated to third-parties for the cost of circuits previously provided to the client. These events would harm our cash flow, results of operations and financial condition, as would future deterioration in market conditions in our industry or in the creditworthiness of our significant clients or a significant number of smaller clients.

        In addition, some of our carrier suppliers may have inadequate financial resources to provide reliable service or to meet their other obligations to us. If a carrier supplier is unable to meet its obligations to us, we could be required to purchase replacement services on less favorable terms or experience disruptions in service, which could impair our ability to retain or attract clients and could require us to issue outage credits to our clients.

We may require additional third-party financing, and if we cannot obtain this financing on commercially reasonable terms, our ability to expand our business may suffer.

        Although we believe our existing cash balances will be sufficient to fund our business until we become self-funding through operations, our ability to meet our planned growth and any changes in circumstances from our current expectations may require additional cash resources. In addition, we may, as part of our growth strategy, acquire complementary businesses and technologies, which may require us to raise additional funds. We expect to supplement our cash flow from operations with additional capital in order to meet our planned cash capital requirements and retain prudent cash balances. Our ability to do this will depend upon our ability to renegotiate, extend or replace our credit facilities, obtain supplemental financing or raise additional capital. Additional debt financing may limit our financial and operating flexibility. We may not be able to renegotiate or replace our credit and equipment lease facilities on a timely basis, on acceptable terms or at all. Additional equity financing may not be available or may be dilutive to existing stockholders. If we are unable to obtain future financing when needed or on acceptable terms, we may have to delay or abandon our development and expansion plans or take further actions to strengthen our cash position, which could materially adversely affect our growth and ability to compete.

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

        For example, from time to time we enter into long-term agreements with communications transport suppliers for the supply and installation of communications network capacity. These agreements generally provide for monthly minimum revenue commitments from us, which we must negotiate based on forecasts of our future network capacity requirements. At March 31, 2002, these minimum purchase commitments totaled approximately $3.8 million per month. If we fail to forecast our network capacity requirements accurately or fail to accurately forecast other aspects of our business, it will be difficult for us to become profitable.

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

  •
  the financial viability of clients and prospective clients;

  •
  our ability to market our services effectively; and

  •
  the growth of the Internet.

        We may not be able to execute our business model if the markets for our services fail to develop or grow more slowly than anticipated, if competitors enter the market or if we are unable to expand our client base.

Recent legal proceedings may affect our results and financial position.

        We are party to several legal proceedings. Certain of these proceedings relate to transactions that we have entered into with companies that are currently in bankruptcy. In addition, in April and May 2002, several law firms announced that they had filed securities class action lawsuits against us. Management believes that these lawsuits are without merit and we intend to defend these actions vigorously. Because of the complexity of certain of the transactions underlying these lawsuits, as well as the inherent uncertainty of litigation, however, it is possible that the outcome of one or more of these cases may be adverse to the Company. In addition, the resources required to defend these cases, including the management time and attention required to adequately defend the Company's position, may affect our results of operations and financial position.

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

  •
  companies that engage in "bandwidth trading", resale and arbitrage of circuit connectivity such as Arbinet, Bandwidth.com and RateExchange;

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

        Moreover, while recent regulatory initiatives allow carriers such as us to interconnect with incumbent local exchange carrier facilities and to obtain unbundled network elements from incumbent local exchange carriers, certain initiatives also provide increased pricing flexibility for, and relaxation of regulatory oversight of, incumbent local exchange carriers. This may present incumbent local exchange carriers with an opportunity to subsidize services that compete with our services with revenues generated from non-competitive services. This would allow incumbent local exchange carriers to offer competitive services at lower prices. Existing laws also restrict the regional Bell operating companies from fully competing with us in the market for interstate and international long-distance telecommunications services, but also permit the FCC to lessen or remove some restrictions. Verizon and SBC, two of the Bell companies, have received FCC permission to offer long-distance services to customers in a number of states, and the FCC is expected to consider several additional carriers for this relief in the near future. If FCC decisions under existing law, or future amendments to Federal telecommunications laws, permit the regional Bell operating companies to compete fully with us in this market, our revenues from these services could be reduced if these companies are able to attract substantial business from our clients.

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

        It typically takes 30 to 90 days to supply a circuit for a client, and we do not begin to recognize revenue until a circuit has been installed and accepted by the client. Once we agree to facilitate the supply of a circuit for a client, we negotiate with one or more transport suppliers and manage the personnel and field technicians of multiple vendors. A client can withdraw its order with minimal liability at any time before accepting the circuit. We may experience difficulties in facilitating the supply of circuits if our transport suppliers run out of capacity, which would force us to look for alternative sources of capacity on short notice. If we are unable to facilitate the supply of a circuit in a timely manner or fail to obtain client acceptance of the circuit, we will be unable to recognize revenues for that circuit, and our operating results would be adversely affected. Furthermore, since our clients may cancel orders at any time before accepting the circuit, we may find it difficult to forecast revenue and plan our expenses accordingly.

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

        We expect our operating expenses to remain relatively constant or decline moderately in future periods. Our operating expenses are largely based on anticipated revenue trends, and a high percentage of our expenses are, and will continue to be, fixed in the short term due in large part to maintenance of our UTX facilities. As a result, fluctuations in our revenue for the reasons set forth above, or for any other reason, could cause significant variations in our operating results from quarter to quarter and could result in substantial operating losses.

        Because of these factors, we believe that quarter-to-quarter comparisons of our operating results are not, and will not be, a good indication of our future performance. It is likely that, in some future quarters, our operating results may not meet the expectations of public market analysts and investors. In that event, the price of our common stock may fall.

Our continued NASDAQ National Market System listing is not assured, which could reduce the liquidity in the market for our stock and make capital raising and other transactions more difficult.

        The NASDAQ National Market System requires a minimum bid price of $1.00 for continued listing. If at any time the bid price for the Company's Common Stock falls below $1.00 for a period of 30 consecutive business days, the NASDAQ National Market System has the right to notify the Company of its intent to delist our stock if, within the 90 day period thereafter, the bid price for the stock is not at least $1.00 per share for a minimum of 10 consecutive business days. As of May 14, 2002, the Company's Common Stock had failed to close with a minimum bid price of $1.00 for 15 days. On May 10, 2002, the closing price for our Common Stock on the NASDAQ National Market was $0.50. If we lose our NASDAQ National Market status, our common stock would trade either on the NASDAQ Small Cap market or in the over-the-counter market, both of which are viewed by most investors as less desirable, less liquid marketplaces. Among other things, this would place increased regulatory burden upon brokers, making them less likely to make a market in the stock. Loss of our NASDAQ National Market status could make it more difficult for us to raise capital or complete acquisitions and would also complicate compliance with state securities laws.

The market for our UTX services is new and unproven, and we have limited experience providing our UTX services.

        The market for our UTX services is new and unproven. To date, we have derived substantially all of our revenues from providing on-going circuit access, and we have only limited experience providing our UTX services. Our ability to generate revenues from UTX services will suffer if the market for these services fails to develop or develops more slowly than we expect.

        One of our key strategies has been to expand our business by opening additional UTX facilities in geographically diverse locations, and we may resume this strategy. Delays in the expansion of our UTX facilities may make it more difficult for us to respond to competitive pressures and establish our presence in the market.

Our ability to open UTX facilities is subject to a number of risks, and opening UTX facilities increases our costs.

        Our ability to open UTX facilities is subject to a number of risks, including the availability of appropriate space for these facilities on reasonable terms, construction delays and cost overruns.

        In addition, our costs will increase if we continue to open UTX facilities. If the demand for UTX services from these facilities does not develop as we anticipate, we will have certain costs without corresponding revenue and our business will be harmed. These costs include:

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

        We plan to actively manage circuits through our UTX facilities to deliver circuits to clients more quickly and to increase margins. We plan to achieve this by physically aggregating circuits on the same route. In order to physically aggregate circuits, we have, on a limited basis, deployed optical switches that allow circuits to be optically switched between networks. We may also face delays in installing optical switches. In addition, we cannot be sure that there will be enough circuits on routes between existing UTX facilities to allow us to cost-effectively aggregate these circuits. If we cannot successfully deploy optical switches or physically aggregate circuits, this could limit our ability to increase our margins.

Our facilities and the networks on which we depend may fail, which would interrupt the circuit access we provide and make it difficult for us to retain and attract clients.

        Our clients depend on our ability to provide ongoing dedicated circuit access. The operation of these circuits depends on the networks of third party transport suppliers. The networks of transport suppliers and clients who may use our UTX facilities may be interrupted by failures in or damage to these facilities. Our facilities and the ongoing circuit access we provide may be interrupted as a result of various events, many of which we cannot control, including fire, human error, earthquakes and other natural disasters, disasters along communications rights-of-way, power loss, telecommunications failures or sabotage or vandalism.

        We may be subject to legal claims and be liable for losses suffered by clients and carriers for disruptions to circuits or damage to client or carrier equipment resulting from failures at our facilities or on the networks of third party providers. We generally provide outage credits to our clients if circuit disruptions occur. If our circuit failure rate is high, we may incur significant expenses related to circuit outage credits, which would reduce our revenues and gross margins. We would also incur significant expenses in investigating and addressing the causes of such circuit failures, which would divert resources from the expansion of our services and cause our business to suffer. Clients may seek to terminate their contracts with us if there is a circuit failure. In addition, if our circuit failure rate is high, our reputation could be harmed.

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

        Historically, a substantial portion of our revenues has come from a limited number of clients. For example, for the year ended December 31, 2000, our largest four largest clients accounted for approximately 74% of our total revenues, and for the year ended December 31, 2001, our three largest clients accounted for approximately 55% of our total revenues. For the quarter ended March 31, 2002, our three largest clients accounted for approximately 50% of our total revenues. We have a number of significant revenue contracts with these clients. These contracts expire on various dates between now and March 2005. If we lose one or more large clients, or if one or more of our large clients reduces the services they purchase from us and we fail to add new clients, our revenues could decline and our results of operations would suffer.

The regulatory framework under which we operate and new regulatory requirements or new interpretations of existing regulatory requirements could require substantial time and resources for compliance, which could make it difficult for us to operate our business.

        Our communications services are subject to both federal and state regulation. In providing our interstate and international communications services, we must comply with federal telecommunications laws and regulations prescribed by the FCC. At the state level, we are subject to state laws and to regulation by state public utility commissions. If we expand internationally, we would also become subject to regulation by foreign authorities and, in some markets, supra-national authorities, such as the European Union.

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

        We have been required to obtain authorization from the FCC and many state public utilities commissions to offer particular types of telecommunications services. Pursuant to these authorizations, we have to comply with a variety of regulatory obligations on an ongoing basis. We cannot assure you that the FCC or state commissions will grant us required authority (or do so in a timely manner), or refrain from taking action against us if we are found to have violated any requirements of their rules. If authority is not obtained or if our schedules of prices, terms and conditions are not filed, or are not updated, or otherwise do not fully comply with the rules of the FCC or state regulatory agencies, third parties or regulators could challenge our ability to offer our services. Such challenges could cause us to incur substantial legal and administrative expenses.

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

        To further our strategy, we may seek to acquire businesses and technologies which we believe will complement our existing business. Any such acquisitions would likely involve some or all of the following risks:

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

        We may need to complete these transactions in order to remain competitive. We cannot be sure that we will be able to obtain any required financing for these transactions or that these transactions will occur.

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

Failure to successfully complete the implementation of our management information systems could harm our ability to operate or manage our business effectively.

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

        Our future success depends upon the continued services of our executive officers and other key sales, marketing and support personnel. We do not have "key person" life insurance policies covering any of our employees. In addition, we depend on the ability of a relatively new management team to effectively execute our strategies. We recently hired some of our key employees. Because some members of our management team have worked together only for a short period of time, we need to integrate these officers into our operations.

        We will need to hire additional personnel in our communications provisioning, sales, marketing and support areas in the future, and we believe our success depends, in large part, upon our ability to attract and retain our key employees. Competition for these persons can be intense, especially in the communications provisioning area. In particular, we have experienced difficulty in hiring qualified network engineers, and we may not be successful in attracting and retaining these individuals. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel could limit our ability to generate revenues.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2002, all of our investments were in cash equivalents and short-term investments.

Interest Rate Sensitivity

        We maintain our cash equivalents and short-term investments primarily in a portfolio comprised of commercial paper, money market funds, and investment grade debt securities. As of March 31, 2002, all of our investments had maturities of less than six months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Exchange Rate Sensitivity

        We currently operate primarily in the United States, and substantially all of our revenues and expenses to date have been in U.S. dollars. Accordingly, we have had no material exposure to foreign currency rate fluctuations.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On March 15, 2002, a client Aleron, Inc. filed for protection under Chapter 11 of the bankruptcy code in the United States Bankruptcy Court for the Eastern District of Virginia. Prior to the bankruptcy, we provided telecommuications services to Aleron. We believe that we validly terminated all agreements between Universal Access and Aleron prior to Aleron's bankruptcy. Aleron is disputing this claim and we are seeking a determination by the bankruptcy court that the agreements were in fact validly terminated by us prior to Aleron's bankruptcy filing. We have asked, in the alternative, that the bankruptcy court require that Aleron provide adequate assurance that it will be able to perform under the agreements. Under a court-approved agreement, we continue to provide services to Aleron at a reduced level. We believe that we have claims against Aleron under the terminated agreements. Aleron has listed in its bankruptcy filings a potential claim against us arising out of the agreements. In light of Aleron's financial position, we cannot predict whether we will realize any value from our claims, nor are we in a position to predict the outcome in the bankruptcy court of the potential claim Aleron cites in its filing.

        In April and May 2002, several law firms announced that they had filed securities class action lawsuits against us. The complaints, filed in the United States District Court for the Eastern District of Texas, allege violations of the Securities Act of 1934. The Company expects these complaints, and any similarly filed actions, to be consolidated into a single case. The Company has not been served with the complaints, but has reviewed copies of the filings. The Company believes the lawsuits are without merit and intends to defend the actions vigorously.

        We have been named as a defendant in an adversary proceeding filed by Sphera. The case is pending in the United States Bankruptcy Court for the District of New Jersey. The Company and Sphera were parties to an asset purchase agreement and financing agreement pursuant to which the Company contemplated purchasing certain of Sphera's assets and extended post-bankruptcy financing to Sphera. Because several material conditions were not met, the Company terminated the asset purchase agreement and financing agreement. Sphera filed suit seeking injunctive relief compelling the Company to close the asset purchase agreement, unspecified damages relating to the termination of the asset purchase agreement and subordination of the Company's lien. The request for injunctive relief was denied, and the court will set a trial date on Sphera's damages and lien subordination claims. We intend to defend this litigation vigorously.

        In February 2000, a complaint was filed in the Superior Court of California, County of Santa Clara, against us, certain of our directors and officers and other parties by Point West Ventures, LP ("Point West") and certain other shareholders in Vaultline Incorporated ("Vaultline"). The claim arises out of a non-binding letter of intent relating to our potential acquisition of Vaultline. After performing due diligence as contemplated in the letter of intent, we determined not to complete the transaction and entered into a mutual settlement agreement and release with Vaultline. Subsequently, Vaultline ceased doing business and the claimants brought this action claiming that the mutual settlement agreement was not authorized. We believe we satisfied all of our legal obligations and are vigorously defending this matter. In May and July, 2000, the Superior Court granted petitions to compel arbitration and to stay proceedings pending arbitration. In February 2002, Point West was placed into receivership by the United States District Court for the Northern District of California. The United States Small Business Administration (the "SBA") was appointed as Receiver. All matters involving Point West were stayed pending review by the SBA.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (c)  On February 11, 2002, in connection with entering into an agreement contemplating the acquisition of certain metropolitan fiber-optic ring and other assets of Sphera, we issued warrants to purchase an aggregate of 750,000 shares of our common stock to certain stakeholders of Sphera. The warrants were issued to the stakeholders as part of a loan agreement between the Company and the shareholders. It was contemplated that the funds would be used to facilitate post-bankruptcy financing of up to $2.1 million to Sphera and to fund cure payments of up to $3.9 million. The warrants had an exercise price of $0.01 per share but were only exercisable under certain conditions. We have delivered notice of termination of the purchase agreement and believe that the warrants are therefore no longer exercisable and have delivered notice to the warrant holders to this effect. The issuance of the warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
List of Exhibits

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger among the Company, Migration Corporation and Universal Access, Inc. dated July 18, 2001.(1)
3.1	Certificate of Incorporation of the Company.(1)
3.1.1	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.(1)
3.1.2	Certificate of Ownership and Merger Merging Renaming Corporation into UAXS Global Holdings Inc. dated October 29, 2001.(2)
3.2	Amended and Restated Bylaws of the Company.(1)
4.1	Form of the Company's Common Stock certificate.(3)
4.2	Amended and Restated Registration and Informational Rights Agreement, dated June 28, 1999.(4)
4.3	Amended and Restated Registration and Informational Rights Agreement, dated June 30, 1999.(4)
4.4	Registration Rights Agreement, dated November 10, 1999.(4)
4.5	Registration Rights Agreement dated July 1, 2000.(5)
4.6	Form of warrant to purchase shares of Common Stock of the Company issued to Advanced Equities.(4)
4.7
Preferred Stock Rights Agreement, dated as of July 31, 2000, between Universal Access, Inc. and Wells Fargo, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.(6)
4.7.1	Assumption of and Amendment to the Universal Access, Inc. Preferred Stock Rights Agreement dated July 13, 2001.(1)

(1)
Filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

(2)
Filed with the Company's Current Report on Form 8-K dated October 29, 2001.

(3)
Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(4)
Filed with the Company's Registration Statement on Form S-1 (No. 333-93039) filed with the Securities and Exchange Commission by the Company in connection with its initial public offering which became effective March 16, 2000.

(5)
Filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

(6)
Filed with the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on August 9, 2000.
(b)
Reports on Form 8-K: None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. (Registrant)
Dated: May 15, 2002	By	/s/ DONALD ZYCK, JR. Donald Zyck Jr. Acting Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

Universal Access Global Holdings Inc. Form 10-Q Table of Contents
PART I. FINANCIAL INFORMATION ITEM I. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share data) (unaudited)
UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)
UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts and where otherwise indicated) (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES