Form 10-Q
period 2002-06-30
UNIVERSAL ACCESS GLOBAL HOLDINGS INC
filed 2002-08-14
CIK 1070699

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of the issuer's common stock, par value $0.01, as of July 31, 2002 was 99,540,738 shares.

Universal Access Global Holdings Inc.
Form 10-Q
Table of Contents

PART I. FINANCIAL INFORMATION

ITEM I. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)
(unaudited)

	June 30, 2002	Dec. 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$16,146	$20,758
Short-term investments	1,499	26,299
Accounts receivable, less allowance for doubtful accounts of $5,164 and $2,483	7,333	11,133
Accounts receivable related parties, net	—	4,786
Other receivables	1,415	1,672
Prepaid expenses and other current assets	2,090	4,316

Total current assets	28,483	68,964
Restricted cash	12,691	13,639
Property and equipment, net	36,612	84,567
Goodwill	—	4,472
Intangible assets, net	593	719
Other long-term assets	3,103	3,290

Total assets	$81,482	$175,651

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,852	$9,386
Taxes payable	1,551	1,835
Accrued compensation	—	3,005
Accrued carrier expenses	16,865	8,894
Accrued expenses	3,939	5,604
Other current liabilities	149	155
Unearned revenue	10,865	15,148
Current portion of term loans	544	1,154
Current obligation under capital leases	—	2,364
Restructuring liability	3,443	5,422

Total current liabilities	42,208	52,967
Obligations under capital leases net of current portion	—	1,063
Security deposits payable	369	357
Restructuring liability	21,233	22,300

Total liabilities	63,810	76,687
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $.01 par value; 1,000,000,000 shares authorized; 99,922,464 and 100,492,778 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	999	1,005
Common stock warrants	129	129
Additional paid-in-capital	286,190	291,603
Deferred stock plan compensation	(7,231)	(14,171)
Accumulated deficit	(261,679)	(176,957)
Accumulated other comprehensive income	(42)	(18)
Notes receivable—employees, net	(694)	(2,627)

Total stockholders' equity	17,672	98,964

Total liabilities and stockholders' equity	$81,482	$175,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues	$24,113	$30,285	$53,193	$55,996
Costs and expenses:
Cost of circuit access (exclusive of depreciation shown below)	20,151	20,469	41,354	38,099
Operations & administration (excluding stock plan compensation)	19,748	21,692	35,242	43,191
Operations & administration (stock plan compensation)	1,143	1,085	1,434	2,288
Impairment of property, plant & equipment	46,025	—	46,025	—
Impairment of goodwill	4,472	—	4,472	—
Depreciation & amortization	4,803	3,110	9,889	4,978

Total costs and expenses	96,342	46,356	138,416	88,556

Operating loss	(72,229)	(16,071)	(85,223)	(32,560)

Other income, net	123	1,167	500	2,657

Net loss	(72,106)	(14,904)	(84,723)	(29,903)

Basic and diluted net loss per share	$(0.74)	$(0.16)	$(0.86)	$(0.33)
Weighted average shares used in computing basic and diluted net loss per share	97,942	91,966	97,996	91,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net cash used for operating activities	$(18,390)	$(21,373)

Cash flows from investing activities:
Additions to property, plant, & equipment	(6,164)	(24,840)
Increase in notes receivable	(2,080)	—
Sale of short-term investments	24,800	7,729

Net cash provided/(used) by investing activities	16,556	(17,111)

Cash flows from financing activities:
(Payments)/Proceeds on capital lease obligations	(3,467)	2,127
Payment of long-term and short-term obligations	(610)	(564)
Proceeds of notes from employees	64	—
Restriction on cash balance	948	(2,406)
Issuance of common stock	307	2,246

Net cash provided/(used) by financing activities	(2,758)	1,403

Effect of exchange rate changes on cash	(20)	(132)
Net decrease in cash and cash equivalents	(4,612)	(37,213)
Cash and cash equivalents, beginning of period	20,758	56,931

Cash and cash equivalents, end of period	$16,146	$19,718

Non-Cash Financing Activities:
Issuance of restricted stock	—	12,492
Redemption of notes receivable using outstanding stock	218	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts and where otherwise indicated)

(unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Universal Access Global Holdings Inc. ("Holdings") and its subsidiaries (collectively, "the Company" or "we"), and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Financial Statements and Notes thereto included in the Company's 2001 Annual Report on Form 10-K. Results for fiscal 2002 interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2002.

Note 2—Investments

        The Company's short-term investments have original maturities between three and twelve months, are classified as held-to-maturity and are stated at amortized cost. Investments consist of the following at June 30, 2002 and December 31, 2001, respectively:

	June 30, 2002	December 31, 2001
Commercial paper	—	$11,665
Corporate notes	—	5,896
Government agencies	1,499	8,738

Total investments	1,499	$26,299

Note 3—Property and Equipment, Net

        Property and equipment consists of the following, stated at cost, at June 30, 2002 and December 31, 2001, respectively:

	June 30, 2002	December 31, 2001
Furniture and fixtures	$5,096	$5,420
Leasehold improvements	2,794	1,826
UTX equipment	31,565	65,014
Computer hardware and software	21,519	19,580
Other equipment	2,437	1,787
Construction in progress	—	7,973

	63,411	101,600
Less: Accumulated depreciation and amortization	(26,799)	(17,033)

Property and equipment, net	$36,612	$84,567

        Construction in progress primarily relates to costs incurred during the expansion of the Company's Universal Transport Exchange ("UTX") facilities.

Note 4—Impairment of Goodwill and Other Intangible Assets

        The Company evaluated the recoverability of its goodwill in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets.

        Under SFAS No. 142, goodwill of a reporting unit is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Under SFAS No. 142, goodwill is no longer amortized but is tested for impairment under a two step process. In addition, within six months of adopting the accounting standard, a transitional test must be completed. Impairment exists when the carrying amount of goodwill exceeds its estimated fair value. The two-step impairment test is used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized. The Company performed the transitional test of the fair value of the reporting unit as of January 1, 2002 and concluded there was no impairment to goodwill. Fair value was determined based upon the public market value of the Company.

        The Company performed its annual impairment test as of June 30, 2002. Based on the continuing deterioration and financial condition of the telecommunications industry and the decline in the Company's stock price, we determined that impairment did exist related to the carrying value of goodwill recorded in connection with the acquisition of Tri-Quad Enterprises, Inc. Applying the two-step impairment test described above, the Company recorded a $4.5 million charge to reduce the carrying value of the goodwill to zero.

The aggregate amortization expense related to goodwill amounted to $0 and $201 for the three months ended June 30, 2002 and 2001, respectively, and $0 and $402 for the six months ended June 30, 2002 and 2001, respectively. Assuming goodwill amortization had been discontinued at January 1, 2001, the comparable net loss and net loss per share for the prior year period would have been a loss of $14.7 million and (0.16) for the three months ended June 30, 2001 and a loss of $29.5 million and (0.33) for the six months ended June 30, 2001.

Note 5—Impairment of Long-Lived Assets

        The Company continually evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 144, an impairment review is performed if events occur or circumstances change indicating that the carrying amount might not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, a significant decrease in the market value, a significant adverse change in legal factors or in the business climate, a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses, and a current expectation that more-likely-than-not a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. If any of the impairment indicators are present or if other circumstances indicate that an impairment may exist, the Company must then determine whether an impairment loss should be recognized. An impairment loss can only be recognized if the undiscounted cash flows used to test for recoverability are less than the carrying value.

        Based on impairment reviews performed at June 30, 2002, the Company has recognized a $46.0 million impairment charge of which $3.0 million related to ATM equipment, $1.0 million related to its web-based pricing, quoting and provisioning software tool (Project Gemini) and $42.0 million related to UTX assets. Due to a projected decline in industry conditions and demand in certain markets, the carrying values of the Company's UTX facilities were deemed to be impaired except for facilities in Chicago, San Francisco and Los Angeles. The fair value of the UTX assets was determined by the greater of the present value of discounted future cash flows or the current estimated salvage value for the assets. The Company's plan to provide ATM services was discontinued for economic reasons and the equipment has been offered for sale. The Company has not been able to attract any offers for its ATM equipment and believes that its value is minimal. The Company discontinued development activities on its web-based software tool because it determined that the telecommunication markets to which the web-based tool was directed had deteriorated significantly. The assumptions supporting future cash flows and the discount rate were determined using the Company's best estimates and we were assisted by an outside third-party expert.

Note 6—Commitments and Contingencies

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

        On March 15, 2002, a client, Aleron, Inc. ("Aleron"), filed for protection under Chapter 11 of the bankruptcy code in the United States Bankruptcy Court for the Eastern District of Virginia. Prior to the bankruptcy, we provided telecommunications service to Aleron. We believe that we validly terminated all agreements between the Company and Aleron prior to Aleron's bankruptcy. Under a court-approved agreement, we provided less service to Aleron. Upon the acquisition of the assets of Aleron by a third party, we have continued to provide a reduced level of service to the acquiring party. We believe that we have claims against Aleron under the terminated agreements. Aleron has listed in its bankruptcy filings a potential claim against us arising out of the agreements. On August 6, 2002, the court converted the Aleron case to a proceeding under Chapter 7 of the bankruptcy code. In light of Aleron's financial position, we cannot predict whether we will realize any value from our claims, nor are we in a position to predict the outcome in the bankruptcy court of the potential claim Aleron cites in its filing. On June 11, 2002, Qwest Communications ("Qwest") brought a claim against Aleron and us in the Aleron bankruptcy proceeding asserting that either the Company or Aleron owes Qwest approximately $1.9 million for services provided by Qwest to Aleron. We believe that the Qwest claims against us are without merit and intend to defend the actions vigorously.

        Since April 2002, seven complaints alleging violations of the Securities Act of 1934 have been filed on behalf of a purported class of persons who purchased the Company's stock between May 10, 2001 and April 24, 2002. The actions are currently pending in the Eastern District of Texas and the Northern District of Illinois and the Company expects these complaints and any additional similar complaints to be consolidated into a single action. The complaints bring claims for violations of several provisions of the federal securities laws against the Company and certain of its present and former directors and officers. The Company believes that the allegations are without merit and intends to defend the actions vigorously. Accordingly, no amount has been accrued as a liability.

        We have been named as a defendant in an adversary proceeding filed by Sphera Optical Networks, Inc. and Sphera Optical Networks N.A., Inc. (collectively, "Sphera"). The case is pending in the United States Bankruptcy Court for the District of New Jersey. We and Sphera were parties to an asset purchase agreement and financing agreement pursuant to which we contemplated purchasing certain of Sphera's assets and we extended post-bankruptcy financing to Sphera. Because several material conditions were not met, we terminated the asset purchase agreement and financing agreement. Sphera filed suit against us seeking injunctive relief to compel us to complete the asset purchase, unspecified damages relating to the termination of the asset purchase agreement and subordination of the Company's lien. The request for injunctive relief was denied. On July 30, 2002, the

Company, Sphera and certain other parties entered into a settlement agreement (the "Sphera Settlement Agreement") pursuant to which the suit filed by Sphera would be dismissed and the Company would receive certain payments as described below under "Liquidity and Capital Resources". The Sphera Settlement Agreement is scheduled to be presented to the bankruptcy court for its approval on August 22, 2002 and remains subject to such approval.

        In February 2002, we agreed to issue warrants for the purchase of 750,000 shares of our common stock to certain stakeholders of Sphera. We have delivered notice of termination of the purchase agreement and believe that the warrants are therefore no longer exercisable. Accordingly, no accounting is necessary for these warrants.

        The Company is a party to certain litigation for which the claimants are seeking damages arising out of a letter of intent that the Company entered into in December 1998 relating to the potential acquisition of a business. Management believes that this litigation is without merit and no amount has been accrued as a liability.

        The Company leases UTX facilities, office facilities and certain equipment over periods ranging from two to fifteen years. Future rentals for non cancelable operating leases, inclusive of amounts in our restructuring liability, are as follows as of June 30, 2002:

2002	$6,032
2003	12,534
2004	12,773
2005	12,200
Thereafter	74,980

Total minimum lease payments	$118,519

        Additionally, the Company has entered into agreements with various telecommunications vendors to purchase minimum amounts of network services on a monthly basis. As of July 31, 2002, the Company reached a settlement whereby the Company paid a telecommunications vendor the sum of $1.4 million in satisfaction of outstanding billing disputes in exchange for elimination of an aggregate minimum purchase commitment of $66.0 million. The total amount of remaining purchase commitments at July 31, 2002 is as follows:

2002	$11,774
2003	26,610
2004	25,389
2005	23,519
Thereafter	41,254

Total minimum purchase commitments	$128,546

Note 7—Comprehensive Income

        Comprehensive income, which includes net income and all other non-owner changes in equity during a period, is as follows for the three months ended June 30, 2002 and six months ended June 30, 2002:

	Three Months Ended June 2002	Six Months Ended June 2002
Net loss	$(72,106)	$(84,723)
Foreign currency translation adjustments	(39)	(24)
Comprehensive net loss	$(72,145)	$(84,747)

Note 8—Restructuring

        In The third quarter of 2001, the Company implemented a restructuring program to reduce its cost structure and focus on achieving corporate financial objectives. As a result of the program, the Company incurred restructuring charges of $40.9 million. The restructuring charges consisted of $2.6 million for employee termination benefits, $3.4 million related to the impairment of long-lived assets, $32.0 million for facility exit costs, $2.2 million to write-down certain investments and $719 related to equipment leases and other exit costs. In the fourth quarter of 2001, the restructuring charge for facility exit costs was reduced by $4.1 million, primarily as a result of favorable lease negotiations with a landlord.

        The restructuring program is substantially complete, except for facility exit costs. Our ability to sublet facilities at the rates contemplated by the restructuring charge will depend on market conditions. Remaining cash expenditures related to workforce reductions will be substantially paid by the end of 2002. Amounts relating to facilities will be paid over the respective lease terms through 2013 and will be net of any sublease recoveries.

        The following summarizes the significant components of the restructuring reserve at June 30, 2002:

	Balance at December 31, 2001	Incurred Cash Payments	Adjustments	Balance at June 30, 2002
Severance and benefits	639	(234)	(399)	6
Facility exit costs, net of estimated sublease recoveries	26,529	(2,568)	642	24,604
Other	554	(245)	(243)	66
Total	27,722			24,676

Note 9—Executive Notes

        On June 30, 2002, we recorded a charge of $1.7 million related to notes receivable from certain of our current and former executives. The notes evidence loans made to these individuals, including to cover the exercise price and payroll tax obligations in connection with the exercise of options to acquire our common stock. Each note allows the executive to satisfy the outstanding principal balance thereof by returning a fixed number of shares of our common stock. The charge reduced the value of the notes receivable to the total amount we would receive if the notes were satisfied by the return of shares of our common stock, based on the closing price of our common stock on June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading "Factors That May Affect Future Results." The following discussion provides information and analysis of our results of operations for the three month and six month periods ended June 30, 2002 and 2001 and of our liquidity and capital resources. You should read the following discussion in conjunction with our consolidated financial statements and the related notes included elsewhere in this quarterly report as well as the reports we file with the SEC. Amounts are in thousands, except for items otherwise indicated and all share and per share amounts.

Overview

        We commenced operations on October 2, 1997 for the purpose of facilitating the provisioning, installation and servicing of dedicated communications circuits for service providers who buy network capacity and transport suppliers who sell network capacity. To date, we have derived substantially all of our revenues from providing ongoing, dedicated circuit access. Monthly recurring circuit revenues are generated under client contracts with terms ranging from 12 to 60 months. We expect that average lengths will decline as we install new circuits with shorter terms. Contracts with our clients may be terminated by the client at any time, subject to additional payments.

        The Company's results have been affected by bankruptcies and credit problems in the telecommunications industry. In the second quarter of 2002, we experienced bankruptcy filings by two of our large clients, as well as circuit disconnections and lengthening new business closing cycles. In addition, we have provided and currently provide services to several clients that are in bankruptcy, and although these services generally are entitled to priority as post-bankruptcy services, there can be no assurance that there will not be service interruptions or collectability issues with respect to services provided to these clients. When collectibility of a receivable is not assured, we do not recognize revenue at the time the receivable is recorded. We recognized these revenues when payment is received. We have increased bad debt reserves in response to the deterioration of credit in the industry.

        Circuit revenues include bundled charges for provisioning, network management and maintenance services.

        Our clients primarily consist of communications service providers and transport suppliers, such as competitive access providers, incumbent telecommunication service providers and other application and network service providers. Our three largest clients represented approximately 40% of total revenues for the quarter ended June 30, 2002. Our three largest clients represented approximately 60% of total revenues for the quarter ended June 30, 2001.

        To date, cost of circuit access has primarily consisted of amounts paid to transport suppliers for circuits. We have negotiated volume discounts and network route-specific discounts under contracts with many of our suppliers. These contracts generally have terms ranging from three to ten years and generally include minimum monthly purchase commitments that begin anywhere from six to twelve months after we enter into the contract. At June 30, 2002, these minimum purchase commitments totaled approximately $3.8 million per month. Our aggregate actual purchases under these contracts, which averaged approximately $4.0 million per month for the quarter ended June 30, 2002, have exceeded these minimum purchase commitments. However, our actual purchases from certain individual suppliers have at times been less than our purchase commitments with those suppliers. If our actual purchases fall short of contractual commitments, we may seek to negotiate alternate arrangements with these suppliers, but in the event that these negotiations are unsuccessful, we may be left with a shortfall that would affect our operating margins. Management believes we are adequately reserved for any commitment short falls.

        Operations and administration expense consists of salaries and employee benefits, costs associated with the development, expansion and maintenance of our UIX databases, and costs associated with sales, marketing, operations, administration and facilities.

        In each year since our inception, we have incurred operating losses and net losses, and have experienced negative cash flows from operations. At June 30, 2002, we had an accumulated deficit of $261.7 million.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(72,106)	$(14,904)	$(84,723)	$(29,903)
Basic and diluted net loss per share	$(0.74)	$(0.16)	$(0.86)	$(0.33)
Weighted average shares used in computing net loss per share	97,942	91,966	97,996	91,647

Results of Operations

Comparison of Three Months and Six Months Ended June 30, 2002 to Three Months and Six Months Ended June 30, 2001

Revenues

        Revenues decreased to $24.1 million for the quarter ended June 30, 2002 from $30.3 million for the quarter ended June 30, 2001. Revenues for the six months ended June 30, 2002 decreased to $53.2 million from $56.0 million for the six months ended June 30, 2001. Substantially all of our revenues consisted of circuit revenues in each of these quarters. The decrease in revenues for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 was attributable to a decrease in circuit revenue, caused in part by circuit disconnections, the bankruptcies of some of our large clients and credit problems in the telecommunications industry. We expect that the continued negative trends in the telecommunications industry will continue to adversely affect our revenues.

Cost of Circuit Access

        Cost of circuit access decreased to $20.2 million for the quarter ended June 30, 2002 from $20.5 million for the quarter ended June 30, 2001. Cost of circuit access for the six months ended June 30, 2002 increased to $41.4 million compared to $38.1 million for the six months ended June 30, 2001. As a percentage of total revenues, cost of circuit access increased to 84% for the quarter ended June 30, 2002 from 68% for the quarter ended June 30, 2001. The decrease in cost of circuit access in absolute dollars in the quarter was primarily attributable to a decrease in the underlying circuit cost needed to generate revenue. The increase in circuit cost as a percentage of total revenues was primarily attributable to maintaining circuits for bankrupt customers for which no revenue was recognized. These costs are eliminated as the circuits related to bankrupt customers are disconnected following the termination of service by the customer.

Operations and Administration (Excluding Stock Plan Compensation)

        Operations and administration expenses (excluding stock plan compensation) decreased $2.0 million to $19.7 million in the quarter ended June 30, 2002 from $21.7 million in the quarter ended June 30, 2001. Operations and administration expenses (excluding stock plan compensation) decreased $8.0 million to $35.2 million for the six months ended June 30, 2002 from $43.2 million for the six months ended ended June 30, 2001. These decreases were primarily attributable to significant decreases in personnel and restructuring of facilities.

        The Company performed its annual impairment test as of June 30, 2002. Based on the continuing deterioration and financial condition of the telecommunications industry and the decline in the Company's stock price, we determined that impairment did exist related to the carrying value of goodwill recorded in connection with the acquisition of Tri-Quad Enterprises, Inc. Based on the applicable two-step impairment test, the Company recorded a $4.5 million impairment charge to reduce the carrying value of goodwill to zero.

        Based on impairment reviews performed at June 30, 2002, the Company has recognized a $46.0 million impairment charge to reduce the carrying value of ATM equipment, a web-based pricing, quoting and provisioning software tool (Project Gemini) and UTX assets.

        The number of employees decreased to 206 at June 30, 2002 from 408 at June 30, 2001. As of August 10, 2002, our headcount was approximately 145, and we expect headcount to remain relatively flat or lower for the remainder of 2002. Employee compensation and related payroll taxes decreased $4.6 million for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. Similarly, rent for corporate offices and sales offices decreased $1.0 million for the quarter ended June 30, 2002 as compared to June 30, 2001 due in part to the restructuring and the related charge recorded in the third quarter of 2001 as well as subleasing of space. Sales and marketing costs, primarily for tradeshows, advertising and promotions, decreased $730 for the quarter. These reductions were partially offset by recording an expense of $1.4 million related to a capital lease buyout, as well a $1.8 million reserve for the Sphera notes receivable and bad debt expense which are discussed below.

        During the first quarter of 2002, the Company loaned $1.1 million to Sphera under the Company's post-petition loan agreement with Sphera. In addition, during the three months ended June 30, 2002, the Company disbursed additional amounts totaling $1.0 million to Sphera and to a trust account established by the counsel for the official unsecured creditors' committee. Based on the net amounts the Company believes to be ultimately recoverable under the Sphera Settlement Agreement, the Company has expensed $1.8 million of the $2.1 million disbursed under the loan agreement.

        The Company recorded $3.1 million of bad debt expense for the quarter ended June 30, 2002 compared to $1.0 million for the quarter ended June 30, 2001. The increase is attributable to the ongoing financial difficulties of several of our clients. When collectibility of a receivable is not assured, we do not recognize revenue at the time the receivable is recorded. We recognize the revenues when payment is received.

        We expect total operations and administration expenses to decrease in absolute dollars as we realize efficiencies from our UIX databases and implement cost saving measures.

Operations and Administration (Stock Plan Compensation)

        During fiscal year 1999 and the first quarter of 2000, we granted stock options to employees and non-employees with per share exercise prices deemed to be below the fair market value of our common stock at the dates of grant. These stock option issuances have resulted in stock option plan compensation charges, which are initially deferred and subsequently amortized over the vesting period of the related options. Stock plan compensation expense remained relatively flat for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

        There were 6,656,397 and 13,766,571 stock options outstanding at June 30, 2002 and 2001, respectively. The lower number of options outstanding reflects the lower number of employees at June 30, 2002, the number of options that were forfeited by departing employees and the approximately 4.8 million options that were exchanged for restricted shares of our common stock in the fourth quarter of 2001. Unearned deferred compensation decreased $6.9 million as of June 30, 2002 primarily related to forfeiture of restricted shares granted to employees.

Depreciation and Amortization

        Depreciation expense includes depreciation of furniture, fixtures and equipment at our office facilities and of equipment at our UTX facilities. Depreciation expense was $4.7 million in the three months ended June 30, 2002, compared to $2.7 million in the three months ended June 30, 2001. Depreciation expense for the six months ended June 30, 2002 increased to $9.8 million compared to $4.4 million for the six months ended June 30, 2001. The increase in depreciation is primarily attributable to the Company placing into service four additional UTX facilities during the period June 30, 2001 through June 30, 2002 and capital expenditures related to the UIX development.

        Amortization expense, which decreased $253 in the quarter ended June 30, 2002, compared with the quarter ended June 30, 2001, relates to intangible assets acquired in connection with the purchases of Stuff Software, Inc. in November 1999. Amortization expense decreased $482 in the six months ended June 30, 2002, compared to the six months ended June 30, 2001.

Restructuring

        In the third quarter of 2001, the Company implemented a restructuring program to reduce its cost structure and focus on achieving corporate financial objectives. As a result of the program, the Company incurred restructuring charges of $40.9 million. The restructuring charges consisted of $2.6 million for employee termination benefits, $3.4 million related to the impairment of long-lived assets, $32.0 million for facility exit cost, $2.2 million to write-down certain investments and $719 related to equipment leases and other exit costs. In the fourth quarter of 2001, the restructuring charge for facility exit costs was reduced by $4.1 million primarily as a result of favorable lease negotiations with a landlord.

        The restructuring program is substantially complete, except for facility exit costs. The ability to sublet facilities at the rates contemplated by the restructuring charge will depend on market conditions. Remaining cash expenditures related to workforce reductions will be substantially paid by the end of 2002. Amounts relating to facilities will be paid over the respective lease terms through 2013 and will be net of any sublease recoveries.

        The following summarizes the significant components of the restructuring reserve at June 30, 2002:

	Balance at December 31, 2001	Incurred Cash Payments	Adjustments	Balance at June 30, 2002
Severance and benefits	639	(234)	(399)	6
Facility exit costs, net of estimated sublease recoveries	26,529	(2,568)	642	24,603
Other	554	(245)	(243)	66
Total	27,722			24,675

Other Income (Expense)

        Other income decreased $1.1 million to $123 in the quarter ended June 30, 2002 from $1.2 million for the quarter ended June 30, 2001. Other income decreased $2.2 to $500 compared to $2.7 for the six months ended June 30, 2001. The decrease in other income was primarily attributable to a reduction in interest income, reflecting lower balances of cash and investments held by the Company.

Income Taxes

        From our inception through September 27, 1998, we elected to be treated as a subchapter S-corporation for income tax purposes. On September 27, 1998, we converted to a C-corporation. At June 30, 2002, we had approximately $144.8 million of federal and state net operating loss carry forwards. These carry forwards may be available to offset future taxable income. Our federal and state net operating loss carry forwards expire at various dates beginning in 2018. Due to the uncertainty that we will generate future earnings sufficient to enable us to realize the benefit of these net operating loss carry forwards, we have recorded a valuation allowance for the full amount of our deferred tax asset. As a result, no income tax benefit has been recorded in our statement of operations. We assess our deferred tax asset on an ongoing basis and adjust the valuation allowance based on this assessment. Additionally, Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the use of net operating loss carry forwards if there is a change in ownership, as defined, within any three-year period. The utilization of certain net operating loss carry forwards may be limited due to our capital stock transactions.

Liquidity and Capital Resources

        Our consolidated financial statements have been prepared assuming we will continue as a going concern. However, our net financial position (cash, cash equivalents and short-term investments net of term loans and capital lease obligations) has declined from $42.5 million as of December 31, 2001 to $17.1 million as of June 30, 2002. We continue to focus on minimizing our cash burn rate and preserving cash and cash equivalents and have reduced the rate at which we use cash. This was accomplished over the six month period ending June 30, 2002, by the following:

  •
  the implementation of a series of expense reduction and cash conservation initiatives that have resulted in a reduction in total headcount of 53 employees for a monthly savings of $320;

  •
  a reduction in our capital spending due to the completion of construction of our UTX facilities and postponement of expansion of those facilities; and

  •
  elimination of various carrier financial obligations totaling $68 in monthly and $3.5 million in non-recurring charges.

        These reductions in cash use were offset by a decrease in revenues for the first six months of 2002 compared to revenues for the last six months of 2001. Assuming revenues remain stable through the end of the year and we continue to control uses of cash, we estimate that our $17.6 million of cash and equivalents and short-term investments on hand as of June 30, 2002 will be sufficient to fund our current operations until we become cash flow positive. However, unexpected declines in revenues due to client bankruptcies, deteriorating industry conditions or other reasons may create a need for us to obtain funding from external sources in order to continue operations. Raising additional capital may be difficult for us and even if we are able to raise additional capital, our operational and financial flexibility may be limited and any financing may be dilutive to existing stockholders.

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

        Cash and cash equivalents and short-term investments were $17.6 million at June 30, 2002, a decrease of approximately $29.4 million from the level at December 31, 2001. The Company's cash position was adversely affected by unfavorable conditions that impacted revenues, by amounts paid to retire a capital lease (as described below) and by amounts disbursed under the Sphera loan agreement (as described below).

        Cash used by operating activities for the six months ended June 30, 2002 was $18.3 million, compared to $21.4 million for the six months ended June 30, 2001. The change was primarily due to a decrease in compensation and payroll tax payments.

        Cash provided by investing activities was $16.6 million for the six months ended June 30, 2002, compared to $17.1 of cash used by investing activities for the six months ended June 30, 2001. The increase is primarily due to a reduction in the purchase of property, plant, and equipment to support the business and the sale of short-term investments used to fund operations.

        During the first quarter of 2002, the Company loaned $1.1 million to Sphera under the Company's post-petition loan agreement with Sphera. In addition, during the three months ended June 30, 2002, the Company disbursed additional amounts totaling $1.0 million to Sphera and to a trust account established by the counsel for the official unsecured creditors' committee. Based on the net amounts the Company believes to be ultimately recoverable under the Sphera Settlement Agreement, in the second quarter 2002 the Company has expensed $1.8 million of the $2.1 million disbursed under the loan agreement.

        Cash used by financing activities was $2.8 million for the six months ended June 30, 2002, compared to cash provided by financing activities of $1.4 million for the six months ended June 30, 2001. The decrease was primarily due to payments on capital lease obligations and a decrease in proceeds from issuance of common stock.

        Our obligations under certain real estate leases are secured by letters of credit issued to the landlord. Each of these letters of credit is secured by restricted cash that we have pledged to the bank issuing the letter of credit. In the past, we have entered into negotiations with certain of our landlords to reduce our future lease obligations in exchange for consideration including the release to the landlord of funds under letters of credit. We expect to continue these types of negotiations in the future. If these negotiations to reduce our lease obligations are successful, then we expect our restricted cash balance will decline.

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

        We have incurred significant losses since inception and expect to continue to incur losses in the future. As of June 30, 2002, we had an accumulated deficit of $261.7 million. Our revenues have decreased to $24.1 million in the three months ended June 30, 2002 from $30.3 million in the three months ended June 30, 2001. We cannot be certain that we will be successful in reducing our costs, that we will be able to increase our revenues or that we will achieve sufficient revenues to become profitable. We expect to continue to incur expenses in order to:

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

        Our ability to successfully offer our services and implement our business plan in a rapidly evolving market requires effective planning and management of our operations, including our workforce. At December 31, 1997, we had five employees. By the first quarter 2001, we had over 400 full-time employees. Since that time, we have reduced our headcount to approximately 145 full-time employees. These periods of growth and headcount reductions and potential growth in future operations will continue to place a significant strain on our management systems and resources. We cannot be sure that our reduced workforce will be sufficient for us to identify and take advantage of market opportunities and manage multiple relationships with various clients, suppliers and other third parties. If our operations and headcount grow in the future, we expect that we will need to improve our financial and managerial controls, reporting systems and procedures, and expand, train and manage our workforce, and we cannot be sure that will be able to manage this potential expansion effectively.

Industry conditions and further deterioration in credit quality may affect our clients' ability to pay their obligations to us in a timely manner or at all and may affect the ability of our carrier suppliers to provide reliable service.

        We operate in a highly concentrated, high-risk market that has recently experienced a general deterioration of credit quality. Credit-quality concerns, which have historically affected smaller network service providers and subsequently smaller telecommunications providers, have more recently impacted, and continue to impact, larger telecommunications providers and carriers. In recent months, several of our significant clients, including WorldCom, Teleglobe, Group Telecom and Abovenet/MFN, have filed for reorganization or liquidation under the bankruptcy laws. As a result of the decline in credit quality and these bankruptcies, some of our clients may have inadequate financial resources to meet all of their obligations and may seek to reject or renegotiate their purchase agreements with us. If either significant clients or a significant number of smaller clients are unable to meet their obligations to us, reject their contracts or renegotiate their contracts, we may not be able to recognize future revenues and we may also incur additional bad debt expenses and experience reduced opportunities for growth. In addition, if a client fails to pay us, we may remain obligated to third parties for the cost of circuits previously provided to the client. These events would harm our cash flow, results of operations and financial condition, as would future deterioration in market conditions in our industry or in the creditworthiness of our significant clients or a significant number of smaller clients.

        In addition, some of our carrier suppliers, including WorldCom, may have inadequate financial resources to provide reliable service or to meet their other obligations to us. If a carrier supplier is unable to meet its obligations to us, we could be required to purchase replacement services on less favorable terms or experience disruptions in service, which could impair our ability to retain or attract clients. Disruptions in service could require us to issue outage credits to our clients, which would reduce our revenue and gross margins.

We may require additional third-party financing, and if we cannot obtain this financing on commercially reasonable terms, our ability to operate and expand our business may suffer.

        Although we believe our existing cash balances will be sufficient to fund our business until we become self-funding through operations, our ability to meet our planned growth and any changes in circumstances from our current expectations may require additional cash resources. However, unexpected declines in revenue due to client bankruptcies, deteriorating industry conditions or other reasons may create a need for us to obtain funding from external sources in order to continue operations. In addition, we may, as part of our growth strategy, acquire complementary businesses and technologies, which may require us to raise additional funds. We expect to supplement our cash flow from operations with additional capital in order to meet our planned cash capital requirements and retain prudent cash balances. Our ability to do this will depend upon our ability to renegotiate, extend or replace our credit facilities, obtain supplemental financing or raise additional capital. Additional debt financing may limit our financial and operating flexibility. We may not be able to renegotiate or replace our credit facilities on a timely basis, on acceptable terms or at all. Additional equity financing may not be available or may be dilutive to existing stockholders. If we are unable to obtain future financing when needed or on acceptable terms, we may have to curtail our operations, delay or abandon our development and expansion plans or take further actions to strengthen our cash position, which could materially adversely affect our growth and ability to compete.

Our limited operating history makes forecasting difficult.

        We have a limited operating history and, therefore, limited meaningful historical financial data upon which to base our planned operating expenses. Specifically, our UTX business model is relatively new, and we have not operated our UIX database in conjunction with our UTX facilities long enough to accurately predict trends in our business. Moreover, we have not operated UTX facilities for a long enough period of time to be able to test whether our strategy to utilize these facilities will work. Accordingly, we are subject to all of the risks that are associated with companies in an evolving industry and in an early stage of development, including:

  •
  undercapitalization;

  •
  cash shortages;

  •
  controlling our expenses and cash expenditures;

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

        For example, from time to time we enter into long-term agreements with communications transport suppliers for the supply and installation of communications network capacity. These agreements generally provide for monthly minimum revenue commitments from us, which we must negotiate based on forecasts of our future network capacity requirements. At July 31, 2002, these minimum purchase commitments totaled approximately $2.4 million per month. If we fail to forecast our network capacity requirements accurately or fail to accurately forecast other aspects of our business, it will be difficult for us to meet these minimum purchase commitments or to become profitable. In addition, it may be difficult for us to meet these minimum purchase commitments if our clients refuse to use capacity provided by a supplier that has filed for bankruptcy protection or is otherwise financially distressed.

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

  •
  the financial viability of our suppliers;

  •
  our ability to market our services effectively; and

  •
  the growth of the Internet and demand for telecommunications services.

        We may not be able to execute our business model if the markets for our services fail to develop or grow more slowly than anticipated, if competitors enter the market or if we are unable to expand our client base.

Recent legal proceedings may affect our results and financial position.

        We are party to several legal proceedings. Certain of these proceedings relate to transactions that we have entered into with companies that are currently in bankruptcy. In addition, since April 2002, several securities class action lawsuits have been filed against us. Management believes that these lawsuits are without merit and we intend to defend these actions vigorously. Because of the complexity of certain of the transactions underlying these lawsuits, as well as the inherent uncertainty of litigation, however, it is possible that the outcome of one or more of these cases may be adverse to the Company. In addition, the resources required to defend these cases, including the management time and attention required to adequately defend the Company's position, may affect our results of operations and financial position.

If we cannot successfully aggregate circuits, this could limit our ability to increase our margins.

        We plan to actively manage circuits through our UTX facilities to deliver circuits to clients more quickly and to increase margins. We plan to achieve this by physically aggregating circuits on the same route. In order to physically aggregate circuits, we have, on a limited basis, deployed optical switches that allow circuits to be optically switched between networks. We may face delays in installing optical switches. In addition, we cannot be sure that there will be enough circuits on routes between existing UTX facilities to allow us to cost-effectively aggregate these circuits. If we cannot successfully deploy optical switches or physically aggregate circuits, this could limit our ability to increase our margins.

Our ability to implement and maintain our UIX database is unproven. If we cannot increase the scope and accuracy of these databases as planned, our ability to cost-effectively facilitate the obtaining of circuits for our clients will be at risk.

        To be successful, we must increase and update information about pricing, capacity, availability and location of circuits contained in our UIX database. Our ability to cost effectively facilitate the supplying of circuits and to provide ongoing dedicated line circuit access depends upon the information we collect from our transport suppliers regarding their networks, which we include in our UIX database. Our suppliers are not obligated to provide us with this information and could decide to stop providing this information to us at any time. Moreover, we cannot be certain that the information that our suppliers share with us is completely accurate or current. If we cannot continue to maintain and expand our UIX database as planned, we may be unable to increase our revenues or to cost-effectively facilitate the supplying of the circuits, and we may never achieve profitability.

If we have difficulties or delays in delivering circuits to our clients, our ability to generate revenue will suffer and we may lose existing and potential new clients.

        It typically takes 30 to 90 days to supply a circuit for a client, and we do not begin to recognize revenue until a circuit has been installed and accepted by the client. Once we agree to facilitate the supply of a circuit for a client, we negotiate with one or more transport suppliers and manage the personnel and field technicians of multiple vendors. A client can withdraw its order with minimal liability at any time before accepting the circuit. We may experience difficulties in facilitating the supply of circuits if our transport suppliers run out of capacity, which would force us to look for alternative sources of capacity on short notice. In addition, billing or other disputes with our suppliers may adversely effect their willingness to provide capacity in a timely manner. If we are unable to facilitate the supply of a circuit in a timely manner or fail to obtain client acceptance of the circuit, we will be unable to recognize revenues for that circuit, may incur financial liability to our supplier for that circuit, and our operating results would be adversely affected. Furthermore, because our clients may cancel orders at any time before accepting the circuit, we may find it difficult to forecast revenue and plan our expenses accordingly.

If we cannot successfully operate our network operations center, we will be unable to provide monitoring, maintenance and restoration services to our clients.

        One of our primary business objectives is to provide our clients with network monitoring, maintenance and restoration services 24 hours a day, seven days a week through a network operations center. While we currently operate our own network operations facility, our experience in this regard is limited both by the amount of time we have been in business and providing this service on our own as well as by the technical limitations of managing circuits and services on the networks of other providers. As a consequence, we cannot be sure that our efforts to provide these services will be successful. Our ability to operate a network operations center will depend on many factors, including our ability to train, manage and retain employees. If we fail to successfully operate a network operations center, we may not be able to monitor network operations effectively or troubleshoot circuits in a cost-effective manner, which would cause us to lose clients and make it difficult for us to attract new clients.

Competition in our industry is intense and growing, and we may be unable to compete effectively.

        The market for the services we provide is highly fragmented. In addition, the market in which we operate is rapidly evolving and highly competitive. We believe that at this time no single competitor competes directly with us with respect to all of the services we offer; however, we currently or potentially compete with a variety of companies, including some of our transport suppliers, with respect to our products and services individually, including:

  •
  national and local carriers, such as AT&T, Broadwing, Qwest, Sprint, WorldCom and Williams Communications;

  •
  companies that provide collocation facilities, such as MFN, AT&T and Equinix;

  •
  competitive access providers and local exchange carriers, such as AT&T, ICG Communications, WorldCom, XO Communications, FiberNet and Telseon; and

  •
  incumbent local exchange carriers, such as Verizon, BellSouth and SBC Communications.

        We expect to face additional competition from new market entrants in the future, as there are few substantial barriers to entry in our market. Significant new competitors could arise from increased consolidation, including through assets acquired from distressed carriers, and strategic alliances in the telecommunications industry. Other new entrants could enter the market with a business model similar to ours. Our target markets may support only a limited number of competitors. Operations in such markets with multiple competitive providers may be unprofitable for one or more of such providers. Prices in both the long-distance business and the data transmission business have declined significantly in recent years and are expected to continue to decline. In particular, companies that have reduced their debt or other obligations through bankruptcy or other restructurings may have significantly lower cost structures that allow them to offer services at significantly reduced prices.

        Moreover, while recent regulatory initiatives allow carriers such as us to interconnect with incumbent local exchange carrier facilities and to obtain unbundled network elements from incumbent local exchange carriers, certain initiatives also provide increased pricing flexibility for, and relaxation of regulatory oversight of, incumbent local exchange carriers. This may present incumbent local exchange carriers with an opportunity to subsidize services that compete with our services with revenues generated from non-competitive services. This would allow incumbent local exchange carriers to offer competitive services at lower prices. Existing laws also restrict the regional Bell operating companies from fully competing with us in the market for interstate and international long-distance telecommunications services, but also permit the FCC to lessen or remove some restrictions. Verizon and SBC, two of the Bell companies, have received FCC permission to offer long-distance services to customers in a number of states, and the FCC is expected to consider several additional requests for this relief in the near future. If FCC decisions under existing law, or future amendments to Federal telecommunications laws permit the regional Bell operating companies to compete fully with us in this market, our revenues from these services could be reduced if these companies are able to attract substantial business from our clients.

        We must distinguish ourselves through the quality of our client service, our service offerings and brand name recognition. We may not be successful in doing this.

        Many of our potential competitors have certain advantages over us, including:

  •
  substantially greater financial, technical, marketing and other resources, including brand or corporate name recognition;

  •
  substantially lower cost structures, including cost structures of facility-based providers who have significantly reduced debt and other obligations through bankruptcy or other restructuring proceedings;

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

  •
  decisions by existing clients operating under bankruptcy protection to reject agreements with us;

  •
  the amount of unused circuit capacity that we hold;

  •
  costs related to acquisitions of technology or businesses;

  •
  general economic conditions as well as those specific to the telecommunications, Internet and related industries;

  •
  payment obligations to our suppliers under service agreements in situations in which our client is not able to meet its obligations with us or is not liable to us;

  •
  Internet growth and demand for Internet infrastructure and telecommunications services; and

  •
  labor issues with our suppliers.

        In addition, we depend on decisions by our clients to expand their Internet and telecommunications infrastructure, which in turn depend upon the success and expected demand for the services these clients offer.

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

Our continued Nasdaq SmallCap Market listing is not assured, which could reduce the liquidity in the market for our stock and make capital raising and other transactions more difficult.

        We recently moved from the Nasdaq National Market System to the Nasdaq SmallCap Market. As a result, future capital raising activities and acquisitions may be more difficult due to increased state securities laws compliance obligations. The Nasdaq SmallCap Market requires a minimum bid price of $1.00 for continued listing. On August 9, 2002, the closing price for our Common Stock on the Nasdaq SmallCap Market was $0.27. We have until December 3, 2002 to demonstrate compliance with the $1.00 per share requirement, although the Nasdaq SmallCap market may extend that deadline by 180 days if we meet certain criteria. If we are de-listed from the Nasdaq SmallCap Market, our common stock would trade, if it traded at all, in the over-the-counter market, which is viewed by most investors as a less desirable, less liquid marketplace. Among other things, this would place increased regulatory burden upon brokers, making them less likely to make a market in the stock. Loss of our Nasdaq SmallCap Market status could make it more difficult for us to raise capital or complete acquisitions.

We expect to experience volatility in the trading of our stock, which could negatively affect its value.

        The market price of our common stock has fluctuated significantly since our initial public offering. The market price of our common stock may in the future fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

  •
  quarterly variations in operating results;

  •
  changes in financial estimates or coverage by securities analysts;

  •
  reduced liquidity resulting from our transfer from the Nasdaq National Market to the Nasdaq SmallCap Market;

  •
  changes in market valuations of telecommunications and Internet-related companies;

  •
  announcements by us or our competitors of new products and services or of significant acquisitions, strategic partnerships or joint ventures;

  •
  any loss or bankruptcy of a major client or supplier;

  •
  additions or departures of key personnel;

  •
  any deviations in net revenues or in losses from levels expected by securities analysts;

  •
  future sales of common stock; and

  •
  volume fluctuations, which are particularly common among highly volatile securities of telecommunications and Internet-related companies.

Our facilities and the networks on which we depend may fail, which would interrupt the circuit access we provide and make it difficult for us to retain and attract clients.

        Our clients depend on our ability to provide ongoing dedicated circuit access. The operation of these circuits depends on the networks of third party transport suppliers. The networks of transport suppliers and clients who may use our UTX facilities may be interrupted by failures in or damage to these facilities. Our facilities and the ongoing circuit access we provide may be interrupted as a result of various events, many of which we cannot control, including fire, human error, earthquakes and other natural disasters, disasters along communications rights-of-way, power loss, telecommunications failures, sabotage or vandalism, or the financial distress or other event adversely affecting our suppliers, such as bankruptcy or liquidation.

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

        Historically, a substantial portion of our revenues has come from a limited number of clients. For example, for the year ended December 31, 2000, our four largest clients accounted for approximately 74% of our total revenues, and for the year ended December 31, 2001, our three largest clients accounted for approximately 55% of our total revenues. For the quarter ended June 30, 2002, our three largest clients accounted for approximately 40% of our total revenues. We have a number of significant revenue contracts with these clients. These contracts expire on various dates between now and March 2005. If, through a bankruptcy proceeding or otherwise, we lose one or more large clients, or if one or more of our large clients reduces the services they purchase from us or otherwise renegotiates the terms on which they purchase services from us and we fail to add new clients, our revenues could decline and our results of operations would suffer.

The market for our UTX services is unproven, and we have limited experience providing our UTX services.

        The market for our UTX services is unproven. To date, we have derived substantially all of our revenues from providing on-going circuit access, and we have only limited experience providing our UTX services. Our ability to generate revenues from UTX services will suffer if the market for these services fails to develop or develops more slowly than we expect.

        One of our key strategies has been to expand our business by opening additional UTX facilities in geographically diverse locations. Because we have suspended this strategy, the resulting delays in the expansion of our UTX facilities may make it more difficult for us to respond to competitive pressures and establish our presence in the market.

Operating UTX facilities causes us to incur significant costs and expenses.

        Our UTX facilities cause us to incur significant costs and expenses. If the demand for UTX services from these facilities does not develop as we anticipate, we will have certain costs and expenses without corresponding revenue and our business will be harmed. These costs and expenses include:

  •
  leasing real estate;

  •
  expenses associated with hiring, training and managing employees;

  •
  maintaining power and redundancy systems;

  •
  maintaining multiple communications connections; and

  •
  depreciation expense.

        An inability to attract sufficient clients to our UTX facilities would harm our ability to generate revenues.

The regulatory framework under which we operate and new regulatory requirements or new interpretations of existing regulatory requirements could require substantial time and resources for compliance, which could make it difficult for us to operate our business.

        Our U.S. communications services are subject to both federal and state regulation. In providing our interstate and international communications services, we must comply with applicable telecommunications laws and regulations prescribed by the FCC and applicable foreign regulatory authorities. At the state level, we are subject to state laws and to regulation by state public utility commissions. Our international services are subject to regulation by foreign authorities and, in some markets, supra-national authorities, such as the European Union.

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

        We have been required to obtain authorization from the FCC, many state public utilities commissions and foreign regulatory authorities to offer particular types of telecommunications services. Pursuant to these authorizations, we have to comply with a variety of regulatory obligations on an ongoing basis. We cannot assure you that the FCC, state commissions or foreign authorities will grant us required authority (or do so in a timely manner), or refrain from taking action against us if we are found to have violated any requirements of their rules. If authority is not obtained or if our schedules of prices, terms and conditions are not filed, or are not updated, or otherwise do not fully comply with the rules of the FCC or state or foreign regulatory agencies, third parties or regulators could challenge our ability to offer our services. Such challenges could cause us to incur substantial legal and administrative expenses.

        Changes to existing regulations in particular markets may decrease the opportunities that are available for us to enter into those markets, or may increase our legal, administrative or operational costs, or may constrain our activities in other ways that we cannot necessarily anticipate.

Required regulatory approvals may interfere with or delay corporate transactions.

        As a regulated company, we may be required to obtain the approval of the FCC and certain state and foreign regulators before engaging in certain types of transactions, including some mergers, acquisitions of other regulated companies, sales of all or substantial parts of our business, issuances of stock, and incurrence of debt obligations. The particular types of transactions that require approval differ in each jurisdiction. If we cannot obtain the required approvals, or if we encounter substantial delays in obtaining them, we may not be able to enter into transactions on favorable terms and our flexibility in operating our business will be limited. If our flexibility is limited, we may not be able to optimize our operating results.

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

Our efforts to develop new service offerings may not be successful.

        We may choose to invest significant sales and management resources to developing and selling new service offerings. There may be significant out-of-pocket expenses associated with these investments, which in turn would reduce resources available to develop our traditional lines of business. The success of potential new service offerings is uncertain and would depend on our ability to successfully coordinate our internal financial, engineering and sales personnel and on many factors outside of our control, including the willingness of our clients to pay for these offerings and the willingness of our vendors to provide the goods and services that these new service offerings require. If we are unsuccessful in developing and selling our new service offerings, our growth could be adversely affected.

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

        If we fail to establish and maintain client relationships, our revenues may stagnate or decline.

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

  •
  maintain a wide area network connecting our main offices and our UTX facilities in different geographic locations; and

  •
  maintain and upgrade our management information systems as necessary.

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

        We may need to hire additional personnel in the future, and we believe our success depends, in large part, upon our ability to attract and retain our key employees. Competition for qualified employees can be intense, and we may not be successful in attracting and retaining these individuals. In addition, attracting and retaining key employees is becoming more difficult due to recent negative publicity regarding our industry, our low stock market capitalization, our limited financial resources and our recent workforce reductions. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel could limit our ability to generate revenues.

Because we have no patented technology and have limited ability to protect our proprietary information, competitors may more easily enter our market and harm our ability to generate revenues.

        We have no patented technology that would preclude or inhibit competitors from entering our market. We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our intellectual property. We have applied for registration of certain of our service marks in the United States and in other countries, and have obtained registrations for certain of our service marks in the United States, the European Union, Australia, Indonesia, Thailand, Switzerland, New Zealand and Singapore. Even if additional registrations are granted, we may be limited in the scope of services for which we may exclusively use our service marks. We enter into confidentiality agreements with our employees, consultants and partners, and we control access to, and distribution of, our proprietary information. Our intellectual property may be misappropriated or a third party may independently develop similar intellectual property. Moreover, the laws of certain foreign countries may not protect our intellectual property rights to the same extent, as do the laws of the United States. Unauthorized use of any of our proprietary information could expose us to competition, which would harm our ability to attract new and existing clients and generate revenues.

Certain stockholders will continue to have substantial control over the Company and could delay or prevent a change in corporate control.

        Internet Capital Group, Inc., funds affiliated with ComVentures and other stockholders, directors and officers, in the aggregate, beneficially own approximately 46% of our outstanding common stock. These stockholders, acting alone or together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2002, all of our investments were in cash equivalents and short-term investments.

Interest Rate Sensitivity

        We maintain our cash equivalents and short-term investments primarily in a portfolio comprised of commercial paper, money market funds, and investment grade debt securities. As of June 30, 2002, all of our investments had maturities of less than six months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

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

        On March 15, 2002, a client, Aleron, filed for protection under Chapter 11 of the bankruptcy code in the United States Bankruptcy Court for the Eastern District of Virginia. Prior to the bankruptcy, we provided telecommunications services to Aleron. We believe that we validly terminated all agreements between the Company and Aleron prior to Aleron's bankruptcy. Under a court-approved agreement, we provided services to Aleron at a reduced level. Upon the acquisition of the assets of Aleron by a third party, we have continued to provide a reduced level of service to the acquiring party. We believe that we have claims against Aleron under the terminated agreements. Aleron has listed in its bankruptcy filings a potential claim against us arising out of the agreements. On August 6, 2002, the court converted the Aleron case to a proceeding under Chapter 7 of the bankruptcy code. In light of Aleron's financial position, we cannot predict whether we will realize any value from our claims, nor are we in a position to predict the outcome in the bankruptcy court of the potential claim Aleron cites in its filing. On June 11, 2002, Qwest brought a claim against Aleron and us in the Aleron bankruptcy proceeding asserting that either the Company or Aleron owes Qwest approximately $1.9 million for services provided by Qwest. We believe that the Qwest claims against us are without merit and intend to defend the actions vigorously. We have not accrued any amount as a liability in respect of these claims.

        Since April 2002, seven complaints alleging violations of the Securities Act of 1934 have been filed on behalf of a purported class of persons who purchased the Company's stock between May 10, 2001 and April 24, 2002. The actions are currently pending in the Eastern District of Texas and the Northern District of Illinois and the Company expects these complaints and any additional similar complaints to be consolidated into a single action. The complaints bring claims for violations of several provisions of the federal securities laws against the Company and certain of its present and former directors and officers. The Company believes that the allegations are without merit and intends to defend the actions vigorously.

        We have been named as a defendant in an adversary proceeding filed by Sphera. The case is pending in the United States Bankruptcy Court for the District of New Jersey. We and Sphera were parties to an asset purchase agreement and financing agreement pursuant to which we contemplated purchasing certain of Sphera's assets and we extended post-bankruptcy financing to Sphera. Because several material conditions were not met, we terminated the asset purchase agreement and financing agreement. Sphera filed suit against us seeking injunctive relief to compel us to complete the asset purchase, unspecified damages relating to the termination of the asset purchase agreement and subordination of the Company's lien. The request for injunctive relief was denied. On July 30, 2002, the Company, Sphera and certain other parties entered into the Sphera Settlement Agreement pursuant to which the suit filed by Sphera would be dismissed and the Company would receive certain payments as described above under "Liquidity and Capital Resources". The settlement agreement is scheduled to be presented to the bankruptcy court for its approval on August 22, 2002 and remains subject to such approval.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (c)  On February 11, 2002, in connection with entering into an agreement contemplating the acquisition of certain metropolitan fiber-optic ring and other assets of Sphera, we agreed to issue warrants to purchase an aggregate of 750,000 shares of our common stock to certain stakeholders of Sphera. The warrants were issued to the stakeholders as part of a loan agreement between the Company and the shareholders. It was contemplated that the funds would be used to facilitate post-bankruptcy financing of up to $2.1 million to Sphera and to fund cure payments of up to $3.9 million. The warrants had an exercise price of $0.01 per share but were only exercisable under certain conditions. We have delivered notice of termination of the purchase agreement and believe that the warrants are therefore no longer exercisable and have delivered notice to the warrant holders to this effect. The issuance of the warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D.

        (d)  The effective date of the Registration Statement filed on Form S-1 under the Securities Act of 1933, as amended (File No. 333-93039), was March 16, 2000. The class of securities registered was Common Stock. The offering commenced on March 16, 2000. The managing underwriters for the offering were Goldman, Sachs & Co., Chase Securities Inc. and FleetBoston Robertson Stephens Inc. Pursuant to the Registration Statement, 12,650,000 shares of the Company's Common Stock were sold. After deducting approximately $12,397,000 in underwriting discounts and commissions and approximately $2,342,000 in other expenses related to the offering, the net proceeds to the Company were approximately $162,361,000. The Company invested the proceeds from the offering in short-term investment grade, interest-bearing securities and intends to use the proceeds for working capital and general corporate purposes, including expenditures for construction of additional UTX facilities, sales channel development and other corporate purposes. In addition, we may use a portion of the net proceeds to acquire products or technologies that are complementary to our current or future business and product lines. The use of proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus for the offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The only item submitted for a vote of security holders during the quarter ended June 30, 2002 was the election of three directors at the annual meeting of stockholders held May 24, 2002. The Board of Directors is divided into three classes, each with a three-year term expiring at the annual meeting of stockholders to be held in the year indicated: Class I (2003), Class II (2004) and Class III (2005). The Board of Directors nominated H. Robert Gill, Kevin P. Power and Patrick C. Shutt to serve as Class III directors. The stockholders elected each nominee to a three-year term, with stockholders representing the indicated number of shares voting in favor of or voting against each nominee: (a) Mr. Gill, 84,197,100 in favor and 1,241,174 against; (b) Mr. Power: 83,731,658 in favor and 1,706,616 against; and (c) Mr. Shutt, 81,967,903 in favor and 3,470,371 against. Of the 100,294,770 shares of common stock outstanding and entitled to be voted at the annual meeting, a total of 85,438,274 shares, or 85.2% of the total, were represented at the meeting. The terms of each of our Class I and Class II directors, Carolyn Katz, Robert Pommer Roland Van der Meer and Edward West continued after the meeting. As of August 14, our board of directors was comprised of Anthonly Dolanski, Mr. Gill, Carolyn Katz, Robert Pommer, Mr. Power, Mr. Shutt, Mark Spagnolo and Roland Van der Meer.

ITEM 5. OTHER INFORMATION

        We transferred from the Nasdaq National Market to the Nasdaq SmallCap Market effective at the start of trading on August 7, 2002. We have retained the ticker symbol "UAXS". On June 6, 2002, Nasdaq notified us that we were no longer in compliance with the Nasdaq National Market's minimum $1.00 per share price requirement for continued listing, and that if compliance could not be re-established within a 90 calendar-day grace period, our common stock would be subject to de-listing from the Nasdaq National Market. The Nasdaq SmallCap Market provides an extended grace period for its minimum $1.00 per share price requirement. With the transfer, we have been granted a 180 calendar-day SmallCap Market grace period commencing on June 6, 2002. In addition, we may be eligible for an additional 180 calendar-day grace period if we meet certain other SmallCap Market listing criteria.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
List of Exhibits

Exhibit Number		Description of Document
2.1		Agreement and Plan of Merger among the Company, Migration Corporation and Universal Access, Inc. dated July 18, 2001.(1)
3.1		Restated Certificate of Incorporation of the Company.
3.2		Amended and Restated Bylaws of the Company.(1)
4.1		Form of the Company's Common Stock certificate.(2)
4.2		Amended and Restated Registration and Informational Rights Agreement, dated June 28, 1999.(3)
4.3		Amended and Restated Registration and Informational Rights Agreement, dated June 30, 1999.(3)
4.4		Registration Rights Agreement, dated November 10, 1999.(3)
4.5		Registration Rights Agreement dated July 1, 2000.(4)
4.6		Form of warrant to purchase shares of Common Stock of the Company issued to Advanced Equities.(3)
4.7		Preferred Stock Rights Agreement, dated as of July 31, 2000, between Universal Access, Inc. and Wells Fargo, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.(5)
4.7.1		Assumption of and Amendment to the Universal Access, Inc. Preferred Stock Rights Agreement dated July 13, 2001.(1)
10.16.1	†	Amendment to the Master Service Agreement with Broadwing Communications Inc. dated July 29, 2002.
10.17.1		Amendment 1 dated February 19, 2002 to the Williams Communications, LLC Master Services Agreement.
10.17.2	†	Amendment 2 dated April 10, 2002 to the Williams Communications, LLC Master Services Agreement.
10.17.3	†	Amendment 3 dated June 20, 2002 to the Williams Communications, LLC Master Services Agreement.
10.17.4	†	Schedules and Exhibits dated December 17, 2001, February 12, 2002, February 15, 2002 and June 4, 2002 to the Williams Communications, LLC Master Services Agreement
10.21		Independent Contractor Agreement entered into by the Company with Mark Spagnolo on May 1, 2002.

(1)
Filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

(2)
Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(3)
Filed with the Company's Registration Statement on Form S-1 (No. 333-93039) filed with the Securities and Exchange Commission by the Company in connection with its initial public offering which became effective March 16, 2000.

(4)
Filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

(5)
Filed with the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on August 9, 2000.

†
Confidential treatment has been requested for certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

(b)
Reports on Form 8-K: None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. (Registrant)
Dated: August 14, 2002	By:	/s/ RANDALL LAY
Randall Lay Chief Financial Officer (Principal Financial and Accounting Officer)

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
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES