Form 10-Q
period 2002-09-30
UNIVERSAL ACCESS GLOBAL HOLDINGS INC
filed 2002-11-14
CIK 1070699

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-28-559

Universal Access Global Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-4408076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
233 S. Wacker Drive, Suite 600 Chicago, Illinois (Address of principal executive offices)	60606 (Zip Code)
(312) 660-5000 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

        The number of shares outstanding of the issuer's common stock, par value $0.01, as of October 31, 2002 was 99,371,463 shares.

Universal Access Global Holdings Inc.
Form 10-Q
Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)
(unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$11,382	$20,758
Short-term investments	—	26,299
Accounts receivable, less allowance for doubtful accounts of $5,538 and $2,483	8,815	11,133
Accounts receivable related parties, net	—	4,786
Other receivables	199	1,672
Prepaid expenses and other current assets	2,391	4,316

Total current assets	22,787	68,964
Restricted cash	5,964	13,639
Property and equipment, net	31,995	84,567
Goodwill	—	4,472
Intangible assets, net	—	719
Other long-term assets	3,044	3,290

Total assets	$63,790	$175,651

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,808	$9,386
Taxes payable	1,184	1,835
Accrued compensation	67	3,005
Accrued carrier expenses	14,758	8,894
Accrued expenses	2,047	5,604
Other current liabilities	180	155
Unearned revenue	10,587	15,148
Current portion of term loans	222	1,154
Current obligation under capital leases	—	2,364
Restructuring liability	2,786	5,422

Total current liabilities	34,639	52,967
Obligations under capital leases net of current portion	—	1,063
Security deposits payable	1,782	357
Restructuring liability	4,460	22,300

Total liabilities	40,881	76,687
Stockholders' equity:
Common stock, $.01 par value; 1,000,000,000 shares authorized; 99,291,469 and 100,492,778 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	993	1,005
Common stock warrants	129	129
Additional paid-in-capital	283,914	291,603
Deferred stock plan compensation	(4,264)	(14,171)
Accumulated deficit	(257,213)	(176,957)
Accumulated other comprehensive income	22	(18)
Notes receivable—employees, net	(672)	(2,627)

Total stockholders' equity	22,909	98,964

Total liabilities and stockholders' equity	$63,790	$175,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues	$27,036	$30,722	$80,229	$86,718
Costs and expenses:
Cost of circuit access (exclusive of depreciation shown below)	17,172	20,737	58,526	58,836
Operations & administration (excluding stock plan compensation)	10,730	17,579	45,972	60,770
Operations & administration (stock plan compensation)	729	12,468	2,163	14,756
Impairment of property, plant & equipment	—	—	46,025	—
Impairment of goodwill	—	—	4,472	—
Depreciation & amortization	3,082	4,072	12,970	9,051
Restructuring Charges	(9,625)	40,879	(9,625)	40,879

Total costs and expenses	22,088	95,735	160,503	184,292

Operating Income (loss)	4,948	(65,013)	(80,274)	(97,574)

Other income (expense), net	(482)	522	18	3,180

Net income (loss)	4,466	(64,491)	(80,256)	(94,394)

Basic net income (loss) per weighted average share	$0.05	$(0.70)	$(0.82)	$(1.03)
Diluted net income (loss) per weighted average share	$0.04	$(0.70)	$(0.82)	$(1.03)
Weighted average shares, basic	98,460	92,200	98,451	91,834
Weighted average shares, diluted	100,885	92,200	98,451	91,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net cash used for operating activities	$(30,850)	$(34,494)

Cash flows from investing activities:
Net capital expenditures	(6,443)	(32,680)
Increase in notes receivable	(2,080)	—
Sale of short-term investments	26,299	23,209

Net cash provided/(used) by investing activities	17,776	(9,471)

Cash flows from financing activities:
(Payments)/Proceeds on capital lease obligations	(3,467)	2,163
Payment of long-term and short-term obligations	(932)	(802)
Proceeds of notes from employees	69	—
Restriction on cash balance	7,675	(2,406)
Issuance of common stock	310	2,299

Net cash provided/(used) by financing activities	3,655	1,749

Effect of exchange rate changes on cash	43	(31)
Net decrease in cash and cash equivalents	(9,376)	(42,247)
Cash and cash equivalents, beginning of period	20,758	56,931

Cash and cash equivalents, end of period	11,382	14,684

Non-Cash Financing Activities:
Issuance of restricted stock	—	12,492
Redemption of notes receivable using outstanding stock	316	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts and where otherwise indicated)

(unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Universal Access Global Holdings Inc. ("Holdings") and its subsidiaries (collectively, "the Company" or "we"), and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Financial Statements and Notes thereto included in the Company's 2001 Annual Report on Form 10-K. Results for fiscal 2002 interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2002. All numbers presented are in thousands, except share and per share amounts and where otherwise indicated.

Note 2—Investments

        The Company's short-term investments have original maturities between three and twelve months, are classified as held-to-maturity and are stated at amortized cost. Investments consist of the following at September 30, 2002 and December 31, 2001, respectively:

	September 30, 2002	December 31, 2001
Commercial paper	—	$11,665
Corporate notes	—	5,896
Government agencies	—	8,738
Total investments	—	$26,299

Note 3—Property and Equipment, Net

        Property and equipment consists of the following, stated at cost or fair market value, as appropriate, at September 30, 2002 and December 31, 2001, respectively:

	September 30, 2002	December 31, 2001
Furniture and fixtures	$4,577	$5,420
Leasehold improvements	1,429	1,826
UTX equipment	22,611	65,014
Computer hardware and software	21,409	19,580
Other equipment	1,899	1,787
Construction in progress	—	7,973
Property and Equipment, gross	51,925	101,600
Less: Accumulated depreciation and amortization	(19,930)	(17,033)
Property and equipment, net	$31,995	$84,567

        Construction in progress primarily relates to costs incurred during the expansion of the Company's Universal Transport Exchange ("UTX") facilities.

Note 4—Impairment of Goodwill and Other Intangible Assets

        The Company evaluates the recoverability of its goodwill in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets.

        Under SFAS No. 142, goodwill is no longer amortized but must be tested for impairment under a two-step process. Under SFAS No. 142, goodwill of reporting units must be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In addition, within six months of adopting the accounting standard, a transitional test must be completed. Impairment exists under SFAS No. 142 when the carrying amount of goodwill exceeds its estimated fair value. The two-step impairment test is used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized. The Company performed the transitional test of the fair value of its reporting units as of January 1, 2002 and concluded there was no impairment to goodwill. Fair value was determined based upon the public market value of the Company's common stock.

        The Company performed its annual impairment test as of June 30, 2002. Based on the continuing deterioration and financial condition of the telecommunications industry and the decline in the Company's stock price, we determined that goodwill we recorded in connection with our acquisition of Tri-Quad Enterprises, Inc. ("Tri-Quad") was impaired. Applying the two-step impairment test described above, we recorded a $4.5 million charge to reduce the carrying value of the goodwill to zero.

        The aggregate amortization expense related to goodwill was $0 and $201 for the three months ended September 30, 2002 and 2001, respectively, and $0 and $603 for the nine months ended September 30, 2002 and 2001, respectively. Assuming goodwill amortization had been discontinued at January 1, 2001, the comparable net loss and net loss per share for the prior year period would have been a loss of $64.3 million and $(0.70) for the three months ended September 30, 2001 and a loss of $93.8 million and $(1.02) for the nine months ended September 30, 2001.

Note 5—Impairment of Long-Lived Assets

        The Company continually evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 144, an impairment review must be performed if events occur or circumstances change indicating that the carrying amount of long-lived assets might not be recoverable. Circumstances that could trigger an impairment review include, but are not limited to, a significant decrease in the market value, a significant adverse change in legal factors or in the business climate, a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast showing continuing losses, and a current expectation that more-likely-than-not a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. If any of the impairment indicators are present or if other circumstances indicate that an impairment may exist, the Company must then determine whether an impairment loss should be recognized. An impairment loss, however, is recognized only if the undiscounted cash flows used to test for recoverability are less than the carrying value.

        Based on impairment reviews performed at June 30, 2002, the Company recognized a $46.0 million impairment charge, of which $3.0 million related to ATM equipment, $1.0 million related to its web-based pricing, quoting and provisioning software tool (Project Gemini), and $42.0 million related to UTX assets. The Company's plan to provide ATM services was discontinued for economic reasons, and the equipment has been offered for sale. In the three months ended September 30, 2002, the Company found potential buyers for a portion of the ATM equipment and expects to collect a nominal amount from the sale. The Company has ceased development activities on Project Gemini for economic reasons. Due to a projected decline in industry conditions and demand in certain markets, the carrying values of the Company's UTX facilities were deemed to be impaired except for facilities in Chicago, San Francisco and Los Angeles. The fair value of the UTX assets was determined by the greater of the present value of discounted future cash flows or the current estimated salvage value for the assets. The assumptions supporting future cash flows and the discount rate were determined using the Company's best estimates and with the assistance of a third-party expert. In the three months ended September 30, 2002, based on an evaluation of undiscounted cash flows of the Chicago, San Francisco and Los Angeles facilities that were not impaired in the three months ended June 30, 2002, the Company determined that no impairment existed.

Note 6—Commitments and Contingencies

        On November 5, 2001, a complaint was filed in federal court for the Southern District of New York on behalf of a purported class of persons who purchased the Company's stock between March 16, 2000 and December 6, 2000. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities. The complaint brings claims for violation of several provisions of the federal securities laws against those underwriters and also against the Company and certain of its present and former directors and officers. In October 2002, the present and former directors and officers named in the complaint were dismissed from the litigation without prejudice. The Company believes that the allegations are without merit and intends to defend the litigation vigorously. Accordingly, no amount has been accrued as a liability.

        On March 15, 2002, Aleron, Inc. ("Aleron") filed for protection under Chapter 11 of the bankruptcy code in the United States Bankruptcy Court for the Eastern District of Virginia. Before the bankruptcy, we provided telecommunications services to Aleron. We believe that we validly terminated any and all agreements between the Company and Aleron before Aleron's bankruptcy. Under an agreement approved by the bankruptcy court, we then provided services to Aleron at a reduced level. Upon the subsequent acquisition of the assets of Aleron by a third party, we have continued to provide a reduced level of service to the acquiring party. We believe that we have claims against Aleron, and Aleron has listed in its bankruptcy filings potential claims against us arising out of the agreements. On August 6, 2002, the court converted the Aleron case to a proceeding under Chapter 7 of the bankruptcy code. In light of Aleron's financial position, we cannot predict whether we will realize any value from our claims, nor are we in a position to predict the outcome in the bankruptcy court of the potential claim Aleron cites in its filing. On June 11, 2002, Qwest brought a claim against Aleron and the Company in the Aleron bankruptcy proceeding asserting that either the Company or Aleron owes Qwest approximately $3.5 million for services provided by Qwest. On August 29, 2002, Level 3 brought a claim against Aleron and the Company in the Aleron bankruptcy proceeding asserting that either the Company or Aleron owes Level 3 for services provided by Level 3. We believe that the claims of Qwest and Level 3 against us are without merit and intend to defend the actions vigorously. We have not accrued any amount as a liability in respect of these claims.

        Since April 2002, seven complaints alleging violations of the Securities Act of 1934 were filed in the Eastern District of Texas and the Northern District of Illinois against the Company and certain of its present and former directors and officers. On September 17, 2002, plaintiffs voluntarily withdrew the five complaints filed in the Northern District of Illinois. On October 4, 2002 an amended complaint was filed in the remaining two actions consolidated in the Eastern District of Texas on behalf of a purported class of persons who purchased the Company's stock between December 4, 2000 and March 22, 2002. The complaint alleges that the Company's financial statements and related announcements were false and misleading and that certain officers sold Company stock on the basis of non-public information in violation of the federal securities laws. The Company believes that the allegations are without merit and filed a motion to dismiss on October 24, 2002. We have not accrued any amount as a liability in respect to this claim.

        We have settled the adversary proceeding filed against us by Sphera Optical Networks, Inc. and Sphera Optical Networks N.A., Inc. (collectively, "Sphera"). On August 22, 2002, the United States Bankruptcy Court for the District of New Jersey authorized and approved a settlement agreement (the "Sphera Settlement Agreement") entered into by the Company, Sphera and certain other parties. Pursuant to the Sphera Settlement Agreement, as described below under "Operations and Administration (Excluding Stock Plan Compensation)", the suit filed by Sphera has been dismissed and the Company has received and expects to receive certain payments.

        In February 2002, we agreed to issue warrants for the purchase of 750,000 shares of our common stock to certain stakeholders of Sphera. In November 2002, we entered into a settlement agreement whereby we paid $25 to the stakeholders and the parties agreed that the warrants were not, by their terms, exercisable at any time.

        In November 2002, a placement agent engaged by the Company in 2001 filed a complaint in the Central District of California against the Company claiming that the placement agent is entitled to certain amounts in connection with a credit facility purportedly entered into by the Company. The Company believes that the allegations are without merit and intends to defend the action vigorously. We have not accrued any amount as a liability in respect to this claim.

        The Company is a party to certain litigation for which the claimants are seeking damages arising out of a letter of intent that the Company entered into in December 1998 relating to the potential acquisition of a business. Management believes that this litigation is without merit, and no amount has been accrued as a liability.

        The Company leases UTX facilities, office facilities and certain equipment over periods ranging from two to fifteen years. Through October 31, 2002, the Company completed buyout agreements for certain leased office facilities and terminated early certain office facility leases, eliminating aggregate lease obligations of $46.2 million. Future rentals for non-cancelable operating leases, inclusive of amounts in our restructuring liability disclosed in Note 8, are as follows as of September 30, 2002:

2002	$2,030
2003	8,256
2004	8,413
2005	7,632
Thereafter	44,748
Total minimum lease payments	$71,079

        Additionally, the Company has entered into agreements with various telecommunications vendors to purchase minimum amounts of network services within a defined period, such as on a monthly basis. As of July 31, 2002, the Company reached a settlement whereby the Company paid a telecommunications vendor the sum of $1.4 million to satisfy outstanding billing disputes and eliminate an aggregate minimum purchase commitment of $66.0 million. The total amount of remaining purchase commitments at September 30, 2002 is as follows:

2002	$6,279
2003	25,110
2004	24,139
2005	23,519
Thereafter	41,254
Total minimum purchase commitments	$120,301

Note 7—Comprehensive Income

        Comprehensive income, which includes net income and all other non-owner changes in equity during a period, is as follows for the three months ended September 30, 2002 and nine months ended September 30, 2002:

	Three Months Ended September 2002	Nine Months Ended September 2002
Net income (loss)	$4,466	$(80,256)
Foreign currency translation adjustments	61	40
Comprehensive net income (loss)	$4,527	$(80,216)

Note 8—Restructuring

        In the third quarter of 2001, we implemented a restructuring program to reduce our cost structure and focus on achieving corporate financial objectives. As a result of the program, we incurred restructuring charges of $40.9 million. The restructuring charges consisted of $2.6 million for employee termination benefits, $3.4 million related to the impairment of long-lived assets, $32.0 million for facility exit costs, $2.2 million to write-down certain investments and $719 related to equipment leases and other exit costs. In the fourth quarter of 2001, the restructuring charge for facility exit costs was reduced by $4.1 million, primarily as a result of favorable lease negotiations with a landlord. In the three months ended September 30, 2002, the restructuring charge was reduced for facility exit costs by

$13.0 million due to further successful lease negotiations with landlords and the reversal of previously accrued rent on a facility. This reduction in restructuring charge was partially offset by an additional restructuring charge of $3.4 million incurred in the third quarter 2002 for the lease of an abandoned facility and leasehold improvements no longer in use.

        The restructuring program is substantially complete, except for facility exit costs and operating lease payments for office equipment. The ability to sublet facilities at the rates contemplated by the restructuring charge will depend on market conditions. Amounts relating to facilities will be paid over the respective lease terms through 2013 and will be net of any sublease recoveries, while operating lease payments for office equipment will be paid through 2003.

        The following summarizes the significant components of the restructuring reserve at September 30, 2002:

	Balance at December 31, 2001	Incurred Cash Payments	Adjustments	Balance at September 30, 2002
Severance and benefits	639	(240)	(399)	0
Facility exit costs, net of estimated sublease recoveries	26,529	(10,345)	(8,983)	7,201
Other	554	(266)	(243)	45
Total	27,722	(10,851)	(9,625)	7,246

Note 9—Executive Notes

        For the three months ended June 30, 2002, we recorded a charge of $1.7 million related to notes receivable from certain of our current and former executives. The notes evidence loans made in part to cover exercise price and payroll tax obligations in connection with the exercise of options to acquire our common stock. Each note allows the executive to satisfy the outstanding principal balance thereof by returning a fixed number of shares of our common stock. The charge reduced the value of the notes receivable to the total amount we would have received if the notes had been satisfied by the return of shares of our common stock, based on the closing price of our common stock on June 30, 2002. We may reverse this charge in future periods or record additional expense as our stock price changes to reflect the value of the notes receivable as of the balance sheet date. For the three months ended September 30, 2002, no charge was recorded because the aggregate market value of the shares assumed to be returned for purposes of calculating the charge did not change materially from June 30, 2002.

Note 10—Subsequent Events

        On November 13, 2002, we announced that our Board of Directors has appointed Lance Boxer as Interim Chief Executive Officer, effective November 13, 2002, and has also appointed him to the Board as a Class I director. We further announced that founder Patrick Shutt has resigned as Chairman, President and Chief Executive Officer but will remain on the Board. We have commenced a search for a new Chief Executive Officer and will elect a new Chairman.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading "Factors That May Affect Future Results." The following discussion provides information and analysis of our results of operations for the three month and nine month periods ended September 30, 2002 and 2001 and of our liquidity and capital resources. You should read the following discussion in conjunction with our consolidated financial statements and the related notes included elsewhere in this quarterly report as well as the reports we file with the SEC. Amounts are in thousands, except for items otherwise indicated and per share amounts.

Overview

        We commenced operations on October 2, 1997 for the purpose of facilitating the provisioning, installation and servicing of dedicated communications circuits for service providers who buy network capacity and transport suppliers who sell network capacity. To date, we have derived substantially all of our revenues from providing ongoing, dedicated circuit access. Monthly recurring circuit revenues are generated under client contracts with terms generally ranging from 12 to 60 months. We expect that average lengths will decline as we install new circuits with shorter terms, and most new contracts are for 12 month terms. Contracts with our clients may be terminated by the client at any time, subject to additional payments.

        Due to the restructuring reversal, third quarter net income was $4.5 million or $0.04 per diluted share. Excluding the reversal, the third quarter net loss would have been ($5.2 million) or ($0.05) per share.

        The Company's results have been affected by bankruptcies and credit problems in the telecommunications industry. In the nine months ending September 30, 2002, we experienced bankruptcy filings by five of our large clients, as well as circuit disconnections and lengthening new business closing cycles. As a result of these bankruptcy filings and general deterioration of credit in the industry, we increased bad debt reserves during the nine months ended September 30, 2002. In addition, we have provided and currently provide services to several clients that are in bankruptcy. Although these services generally are entitled to priority as post-bankruptcy services, there can be no assurance that there will not be service interruptions or collectibility issues with respect to services provided to these clients. When collectibility of a receivable is not assured in the month service is provided, we recognize revenue when payment is received, not at the time the receivable is recorded.

        Circuit revenues include bundled charges for provisioning, network management and maintenance services.

        Our clients primarily consist of communications service providers and transport suppliers, such as competitive access providers, incumbent telecommunication service providers and other application and network service providers. Our three largest clients represented approximately 38% of total revenues for the quarter ended September 30, 2002. Our three largest clients represented approximately 62% of total revenues for the quarter ended September 30, 2001. The decrease in client concentration was primarily the result of large disconnections by clients operating under bankruptcy protection.

        To date, cost of circuit access has primarily consisted of amounts paid to transport suppliers for circuits. We have negotiated volume discounts and network route-specific discounts under contracts with many of our suppliers. These contracts generally have terms ranging from three to ten years and sometimes include minimum purchase commitments that begin anywhere from six to twelve months after we enter into the contract. At September 30, 2002, these minimum purchase commitments totaled approximately $2.4 million per month. Our aggregate actual purchases under these contracts, which averaged approximately $2.6 million per month for the quarter ended September 30, 2002, have exceeded these minimum purchase commitments. However, our actual purchases from certain individual suppliers have at times been less than our purchase commitments with those suppliers. If our actual purchases fall short of contractual commitments, we may seek to negotiate alternate arrangements with these suppliers, but in the event that these negotiations are unsuccessful, we may be left with a shortfall that would affect our operating margins. Management believes we are adequately reserved for any commitment shortfalls.

        Operations and administration expense consists of salaries and employee benefits, costs associated with the development, expansion and maintenance of our Universal Information Exchange ("UIX") database, and costs associated with sales, marketing, operations, administration and facilities.

        In each year since our inception, we have incurred operating losses and net losses, and have experienced negative cash flows from operations. At September 30, 2002, we had an accumulated deficit of $257 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss)	$4,466	$(64,491)	$(80,256)	$(94,394)
Basic net income (loss) per weighted average share	$0.05	$(0.70)	$(0.82)	$(1.03)
Diluted net income (loss) per weighted average share	$0.04	$(0.70)	$(0.82)	$(1.03)
Weighted average shares, basic	98,460	92,200	98,451	91,834
Weighted average shares, diluted	100,885	92,200	98,451	91,834

Results of Operations

Comparison of Three Months and Nine Months Ended September 30, 2002 to Three Months and Nine Months Ended September 30, 2001

Revenues

        Revenues decreased to $27 million for the quarter ended September 30, 2002 from $30.7 million for the quarter ended September 30, 2001. Revenues for the nine months ended September 30, 2002 decreased to $80.2 million from $86.7 million for the nine months ended September 30, 2001. Substantially all of our revenues consisted of circuit revenues in each of these periods. The decreases in revenues for the quarter ended and nine months ended September 30, 2002 compared to the quarter ended and nine months ended September 30, 2001 were attributable to circuit disconnections and lengthening new business cycles. Additionally, one large client who filed for bankruptcy in the second quarter of 2002 rejected contracts underlying a significant amount of circuit revenue in the third quarter 2002. The decreases in revenues were partly offset by two non-recurring settlement transactions with a client. The client terminated certain circuit and sublease contracts with the Company, resulting in one-time termination revenues of $1.3 million and $1.4 million, respectively, in the third quarter of 2002. We expect that continued negative trends in the telecommunications industry will continue to adversely affect our revenues.

        When collectibility of a receivable is not assured in the month service is provided, we recognize the revenues when payment is received, not at the time the receivable is recorded.

Cost of Circuit Access

        Cost of circuit access decreased to $17.2 million for the quarter ended September 30, 2002 from $20.7 million for the quarter ended September 30, 2001. Cost of circuit access for the nine months ended September 30, 2002 decreased to $58.5 million compared to $58.8 million for the nine months ended September 30, 2001. As a percentage of total revenues, cost of circuit access decreased to 64% for the quarter ended September 30, 2002 from 67% for the quarter ended September 30, 2001, and increased for the nine months ended September 30, 2002 to 73% from 68% for the nine months ended September 30, 2001. The decrease in cost of circuit access in absolute dollars in the quarter was primarily attributable to a decrease in circuit sales to clients and the accompanying decline in the underlying circuits required to be maintained. The increase in circuit cost as a percentage of total revenues for the nine months ended September 30, 2002 was primarily attributable to maintaining circuits for bankrupt customers for which no revenue was recognized. These costs are eliminated as the circuits related to bankrupt clients are disconnected following the termination of service by the client.

Operations and Administration (Excluding Stock Plan Compensation)

        Operations and administration expenses (excluding stock plan compensation) decreased $6.9 million to $10.7 million in the quarter ended September 30, 2002 from $17.6 million in the quarter ended September 30, 2001. Operations and administration expenses (excluding stock plan compensation) decreased $14.8 million to $46 million for the nine months ended September 30, 2002 from $60.8 million for the nine months ended September 30, 2001. These decreases were primarily attributable to significant decreases in personnel and restructuring of facilities.

        The number of employees decreased to 139 at September 30, 2002 from 274 at September 30, 2001, and we expect headcount to remain relatively flat or lower for the remainder of 2002. Employee compensation and related payroll taxes decreased $4.7 million for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001. Similarly, rent for corporate offices and sales offices decreased $2.3 million for the quarter ended September 30, 2002 as compared to September 30, 2001 due in part to the restructuring and the related charge recorded in the third quarter of 2001 as well as subleasing of space.

        The Company recorded income of $300 for the quarter ended September 30, 2002 due to a reduction in bad debt expense compared to an expense of $741 for the quarter ended September 30, 2001. The income in the quarter ended September 30, 2002 resulted from favorable collections on previously reserved accounts receivable.

        The Company performed its annual goodwill impairment test as of June 30, 2002. Based on the continuing deterioration and financial condition of the telecommunications industry and the decline in the Company's stock price, we determined that the goodwill we recorded in connection with our acquisition of Tri-Quad was impaired. Based on the applicable two-step impairment test, we recorded a $4.5 million impairment charge to reduce the carrying value of goodwill to zero.

        Based on impairment reviews performed at June 30, 2002, the Company recognized a $46.0 million impairment charge to reduce the carrying value of ATM equipment, a web-based pricing, quoting and provisioning software tool (Project Gemini), and UTX assets.

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

Operations and Administration (Stock Plan Compensation)

        During fiscal year 1999 and the first quarter of 2000, we granted stock options to employees and non-employees with per share exercise prices deemed to be below the fair market value of our common stock at the dates of grant. These stock option issuances have resulted in stock option plan compensation charges, which are initially deferred and subsequently amortized over the vesting period of the related options. Stock plan compensation expense decreased $11.7 million for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001. The decrease in stock plan compensation between periods primarily relates to the repurchase of nonvested restricted stock and the grant of options with an exercise price below the fair market value of our common stock on the date of grant during the third quarter of 2001.

        There were 6,540,281 and 12,615,926 stock options outstanding at September 30, 2002 and 2001, respectively. The lower number of options outstanding reflects the lower number of employees at September 30, 2002, the number of options that were forfeited by departing employees and the approximately 4.8 million options that were exchanged for restricted shares of our common stock in the fourth quarter of 2001. Unearned deferred compensation decreased $3.0 million for the three months ended September 30, 2002, of which $1.7 million was due to forfeiture of restricted shares granted to employees.

Depreciation and Amortization

        Depreciation expense includes depreciation of furniture, fixtures and equipment at our office facilities and of equipment at our UTX facilities. Depreciation expense was $3.0 million in the three months ended September 30, 2002, compared to $3.8 million in the three months ended September 30, 2001. Depreciation expense for the nine months ended September 30, 2002 increased to $12.8 million compared to $8.2 million for the nine months ended September 30, 2001. The increase in depreciation is primarily attributable to the timing of the Company placing into service UTX facilities during 2001 and capital expenditures related to UIX database development.

        Amortization expense, which decreased $226 to $42 in the quarter ended September 30, 2002, compared with the quarter ended September 30, 2001, relates to intangible assets acquired in the connection with the purchase of Stuff Software, Inc. ("Stuff Software") in November 1999. Amortization expense decreased $709 to $169 in the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001. We sold Stuff Software in the third quarter 2002 for nominal consideration, and wrote off the related unamortized intangible assets of $550.

Restructuring

        In the third quarter of 2001, we implemented a restructuring program to reduce our cost structure and focus on achieving corporate financial objectives. As a result of the program, we incurred restructuring charges of $40.9 million. The restructuring charges consisted of $2.6 million for employee termination benefits, $3.4 million related to the impairment of long-lived assets, $32.0 million for facility exit costs, $2.2 million to write-down certain investments and $719 related to equipment leases and other exit costs. In the fourth quarter of 2001, the restructuring charge for facility exit costs was reduced by $4.1 million, primarily as a result of favorable lease negotiations with a landlord. In the three months ended September 30, 2002, the restructuring charge was reduced for facility exit costs by $13.0 million due to further successful lease negotiations with landlords and the reversal of previously accrued rent on a facility. This reduction in restructuring charge was partially offset by an additional restructuring charge of $3.4 million incurred in the third quarter 2002 for the lease of an abandoned facility and leasehold improvements no longer in use.

        The restructuring program is substantially complete, except for facility exit costs and operating lease payments for office equipment. The ability to sublet facilities at the rates contemplated by the restructuring charge will depend on market conditions. Amounts relating to facilities will be paid over the respective lease terms through 2013 and will be net of any sublease recoveries, while operating lease payments for office equipment will be paid through 2003.

        The following summarizes the significant components of the restructuring reserve at September 30, 2002:

	Balance at December 31, 2001	Incurred Cash Payments	Adjustments	Balance at September 30, 2002
Severance and benefits	639	(240)	(399)	0
Facility exit costs, net of estimated sublease recoveries	26,529	(10,345)	(8,983)	7,201
Other	554	(266)	(243)	45
Total	27,722	(10,851)	(9,625)	7,246

Other Income (Expense)

        Other income (expense) decreased $1 million to $(482) in the quarter ended September 30, 2002 from $522 for the quarter ended September 30, 2001. Other income for the nine months ended September 30, 2002 decreased $3.2 million to $18 compared to $3.2 million for the nine months ended September 30, 2001. The decrease in other income was primarily attributable to a reduction in interest income, reflecting lower balances of cash and investments held by the Company, and the sale of Stuff Software for a loss of $585 in the third quarter 2002.

Income Taxes

        From our inception through September 27, 1998, we elected to be treated as a subchapter S-corporation for income tax purposes. On September 27, 1998, we converted to a C-corporation. At September 30, 2002, we had approximately $184 million of federal and state net operating loss carry forwards. These carry forwards may be available to offset future taxable income. Our federal and state net operating loss carry forwards expire at various dates beginning in 2018. Due to the uncertainty that we will generate future earnings sufficient to enable us to realize the benefit of these net operating loss carry forwards, we have recorded a valuation allowance for the full amount of our deferred tax asset. As a result, no income tax benefit has been recorded in our statement of operations. We assess our deferred tax asset on an ongoing basis and adjust the valuation allowance based on this assessment. Additionally, Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the use of net operating loss carry forwards if there is a change in ownership, as defined, within any three-year period. The utilization of certain net operating loss carry forwards may be limited due to our capital stock transactions.

Liquidity and Capital Resources

        Our consolidated financial statements have been prepared assuming we will continue as a going concern. However, our net financial position (cash and cash equivalents and short-term investments net of term loans and capital lease obligations) has declined from $47.1 million as of December 31, 2001 to $11.4 million as of September 30, 2002. We continue to focus on minimizing our cash burn rate and preserving cash and cash equivalents and have reduced the rate at which we use cash. We have accomplished this over the nine-month period ending September 30, 2002, by:

  •
  implementing a series of expense reduction and cash conservation initiatives that have resulted in a reduction in total headcount by 146 employees for a monthly savings of $700;

  •
  completing negotiations with certain of our landlords to reduce our future lease obligations by approximately $404 per month in exchange for consideration including the release of funds under letters of credit;

  •
  reducing our capital spending due to the completion of construction of our UTX facilities and postponement of expansion of those facilities;

  •
  eliminating various carrier financial obligations totaling $68 in monthly recurring charges; and

  •
  negotiating settlement agreements with carrier suppliers under which we paid approximately $300 to settle disputed billings by carriers of approximately $4.5 million, avoiding charges of approximately $4.2 million.

        These reductions in cash use were offset a decrease in revenues for the first nine months of 2002 compared to revenues for the first nine months of 2001. While there can be no assurance, assuming cash receipts remain stable and we continue to control uses of cash, we estimate that our $11.4 million of cash and equivalents and short-term investments on hand as of September 30, 2002 should be sufficient to fund our current operations until we become cash flow positive. However, unexpected events adversely effecting our cash resources, including declines in collections due to client bankruptcies or deteriorating industry conditions, security deposits requirements, accelerated vendor payment terms, payments required to settle disputes or adversely determined litigation, may create a need for us to obtain funding from external sources in order to continue operations. Raising additional capital may be difficult for us, and even if we are able to raise additional capital, our operational and financial flexibility may be limited and any financing would likely be dilutive to existing stockholders.

        Our principal uses of cash are to fund operating losses, working capital requirements and capital expenditures. Our capital expenditures will be centered on the enhancement of our two primary service elements, information and facilities. For information, we will continue to seek out new data resources relating to the provisioning of circuits. For facilities, we will continue to enhance our UTX and metropolitan connectivity facilities so as to create a competitive advantage in terms of service delivery, cost and pricing. We expect to incur approximately $800 in expenditures in the fourth quarter of 2002 to complete build-out of our Denver UTX.

        Cash and cash equivalents and short-term investments were $11.4 million September 30, 2002, a decrease of approximately $35.7 million from December 31, 2001. The Company's cash position was adversely affected by unfavorable conditions that impacted revenues and by amounts paid to retire a capital lease.

        In September 2002, we completed negotiations with three different landlords:

  •
  We completed a lease buyout agreement with the landlord of an office facility. Pursuant to the agreement, (a) we consented to the landlord declaring default under the lease, which permitted the landlord to draw on previously issued letters of credit totaling $7.5 million, (b) our obligations under the lease terminated, and (c) we entered into a new lease for a reduced amount of office space. As a result of this agreement, our lease obligations were reduced by approximately $354 per month, effective August 2002, and our restricted cash declined by $7.5 million, the total amount drawn by the landlord under the letters of credit. The new lease requires us to deliver a letter of credit in the amount of $2.5 million to secure our obligations under the new lease by October 1, 2003. Delivering this letter of credit would reduce our cash and cash equivalents and short-term investments, and increase our restricted cash balance, by $2.5 million.

  •
  In connection with the closing of our office in the United Kingdom, which was our last facility outside the United States, in September 2002 we agreed with the landlord of another office facility to terminate the lease early. We did not pay any buyout amounts in connection with this early termination. The landlord returned to us the letter of credit that had secured our obligations under the lease. In October 2002 the amount of this letter of credit, $531, was released from restricted cash and moved to cash and cash equivalents and short-term investments.

  •
  In addition, pursuant to a lease buyout agreement negotiated with the landlord of another office facility, (a) we obtained a letter of credit in the amount of $900 issued to the landlord, (b) the landlord drew upon the entire amount of this letter of credit, and (c) our obligations under the lease with the landlord, which were approximately $50 per month, terminated in October 2002. In September 2002, our restricted cash decreased by $900, the amount pledged to the issuing bank as collateral for the letter of credit issued to the landlord. The landlord has agreed to return to us, not later than the end of January 2003, the $900 letter of credit that previously secured our lease obligations.

        In general, our obligations under certain real estate leases are secured by letters of credit issued to the landlord. Each of these letters of credit is secured by restricted cash that we have pledged to the bank issuing the letter of credit. In the past, we have completed negotiations with certain of our landlords to reduce our future lease obligations in exchange for consideration including the release to the landlord of funds under letters of credit. We expect to continue these types of negotiations in the future. If these negotiations to reduce our lease obligations are successful, then we expect our restricted cash balance will decline further. In addition, after the anticipated return to us in the first quarter 2003 of a $900 letter of credit in connection with the lease buyout agreement described above, we expect $900 to be released from restricted cash and moved to cash and cash equivalents and short-term investments.

        Cash used by operating activities for the nine months ended September 30, 2002 was $30.1 million, compared to $34.5 million for the nine months ended September 30, 2001. The change was primarily due to a decrease in compensation and payroll tax payments, offset in part by a decrease in circuit margin. Additionally, the Company received approximately $3.2 million in security deposits and prepayments in first nine months of 2002 to offset potential credit risks.

        Cash provided by investing activities was $17.8 million for the nine months ended September 30, 2002, compared to $9.5 million of cash used by investing activities for the nine months ended September 30, 2001. The increase is primarily due to a reduction in the purchase of property, plant, and equipment to support the business and the sale of short-term investments used to fund operations.

        Cash provided by financing activities was $3.7 million for the nine months ended September 30, 2002, compared to cash provided by financing activities of $1.7 million for the nine months ended September 30, 2001. The increase was primarily due to the draw down of $7.5 million in restricted cash to complete the lease buyout agreement discussed above. This increase was partially offset by cash payments of $3.5 million to retire capital lease obligations.

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

        We operate in a highly concentrated, high-risk market that has recently experienced a general deterioration of credit quality. Credit-quality concerns, which have historically affected smaller network service providers and subsequently smaller telecommunications providers, have more recently impacted, and continue to impact, larger telecommunications providers and carriers. In 2002, several of our significant clients, including WorldCom, Teleglobe, Group Telecom and Abovenet/MFN, have filed for reorganization or liquidation under the bankruptcy laws. As a result of the decline in credit quality and these bankruptcies, some of our clients may have inadequate financial resources to meet all of their obligations and may seek to reject or renegotiate their purchase agreements with us. If either significant clients or a significant number of smaller clients are unable to meet their obligations to us, reject their contracts or renegotiate their contracts, we may not be able to recognize future revenues and we may also incur additional bad debt expenses and experience reduced opportunities for growth. In addition, if a client fails to pay us, we may remain obligated to third parties for the cost of circuits previously provided to the client. These events would harm our cash flow, results of operations and financial condition, as would future deterioration in market conditions in our industry or in the creditworthiness of our significant clients or a significant number of smaller clients.

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

        Our ability to meet our planned growth and any changes in circumstances from our current expectations may require additional cash resources. For example, unexpected declines in cash resources due to client bankruptcies, deteriorating industry conditions, security deposit requirements, accelerated vendor payment terms, payments required to settle disputes, adversely determined litigation, or other reasons may create a need for us to obtain funding from external sources in order to continue operations. In addition, we may, as part of our growth strategy, acquire complementary businesses and technologies, which may require us to raise additional funds. We expect to supplement our cash flow from operations with additional capital in order to meet our planned cash capital requirements and retain prudent cash balances. Our ability to do this will depend upon our ability to renegotiate, extend or replace our credit facilities, obtain supplemental financing or raise additional capital. Additional debt financing may limit our financial and operating flexibility. We may not be able to renegotiate or replace our credit facilities on a timely basis, on acceptable terms or at all. Additional equity financing may not be available or, if available, such financing would likely be dilutive to existing stockholders. If we are unable to obtain future financing when needed or on acceptable terms, we may have to curtail our operations, delay or abandon our development and expansion plans or take further actions to strengthen our cash position, which could materially adversely affect our ability to compete, grow and continue our operations.

We have incurred substantial losses since our inception, and if we fail to reduce our costs and increase our revenues, we will be unable to achieve and maintain profitability and may be unable to continue our operations.

        We have incurred significant losses since inception and expect to continue to incur losses in the future. As of September 30, 2002, we had an accumulated deficit of $257 million. Our revenues have decreased to $27 million in the three months ended September 30, 2002 from $30.7 million in the three months ended September 30, 2001. We cannot be certain that we will be successful in reducing our costs, that we will be able to increase our revenues or that we will achieve sufficient revenues to become profitable. We expect to continue to incur expenses in order to:

  •
  evaluate sales and marketing activities that may help the company increase market acceptance;

  •
  enhance our UIX database and develop other intellectual property; and

  •
  maintain our UTX facilities.

        As a result, we will need to generate significantly higher revenues to achieve and maintain profitability. If we fail to significantly reduce our costs or to generate higher revenues, we may continue to incur operating losses and net losses and may be unable to continue our operations.

If we fail to manage our cost reduction efforts and future expansion effectively, our ability to operate and to increase our services and client base could suffer.

        Our ability to successfully offer our services and implement our business plan in a rapidly evolving market requires effective planning and management of our operations, including our workforce. At December 31, 1997, we had five employees. By the first quarter 2001, we had over 400 full-time employees. Since that time, we have reduced our headcount to approximately 139 full-time employees. These periods of growth and headcount reductions and potential growth in future operations will continue to place a significant strain on our management systems and resources. We cannot be sure that our reduced workforce will be sufficient to identify and take advantage of market opportunities and manage multiple relationships with various clients, suppliers and other third parties. If our operations and headcount grow in the future, we expect that we will need to improve our financial and managerial controls, reporting systems and procedures, and expand, train and manage our workforce. We cannot be sure that will be able to manage this potential expansion effectively.

Our cash resources and operating flexibility may diminish if our relationships with our carrier suppliers deteriorate.

        Certain of our carrier suppliers might claim the right to demand a security deposit or accelerated payment terms from us due to our financial condition or payment history. Our carrier suppliers may further seek to bill us for purported failure to meet purchase commitments, for amounts purportedly incurred but not previously billed by the supplier or for amounts previously billed but challenged by us, notwithstanding factual or legal disputes regarding any such matter. If we are required to pay any of these amounts, our cash resources could be materially diminished. Some of these failures may be claimed by incumbent local exchange carriers, which historically have been reluctant to engage in negotiations on such matters and if they do engage in negotiations, often refuse to significantly reduce the amounts they claim we owe. Such disputes may also affect the willingness of suppliers to provide us with capacity or other services, which would reduce our operating flexibility and ability to deliver services to existing or potential clients. If the supplier in any such dispute enters a bankruptcy or similar proceeding, our business relationship with the supplier could be disrupted, which would impair our ability to negotiate. As of September 30, 2002, the Company had $16 million in open billing disputes with carriers. Historically, when billing disputes have been resolved, we have on average avoided charges or payment for over 90% of the resolved amounts. Although past performance is no indicator of future performance, we believe we are adequately reserved for any potential lost billing disputes.

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

  •
  the new and unproven nature of the market for some of our services;

  •
  the need to make significant expenditures and incur significant expenses as we develop our business, infrastructure and operations;

  •
  the lack of sufficient clients and revenues to sustain our operations and growth without additional financing;

  •
  difficulties in managing growth; and

  •
  limited experience in providing some of the services that we offer or plan to offer.

        For example, from time to time we enter into long-term agreements with communications transport suppliers for the supply and installation of communications network capacity. These agreements sometimes provide for monthly minimum revenue commitments from us, which we must negotiate based on forecasts of our future network capacity requirements. At September 30, 2002, these minimum purchase commitments totaled approximately $2.4 million per month. If we fail to forecast our network capacity requirements accurately or fail to accurately forecast other aspects of our business, it will be difficult for us to meet these minimum purchase commitments or to become profitable. In addition, it may be difficult for us to meet these minimum purchase commitments if prices for our carriers' services decline in the future or if our clients refuse to use capacity provided by a supplier that has filed for bankruptcy protection or is otherwise financially distressed.

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
  our perceived financial viability;

  •
  our ability to market our services effectively; and

  •
  the growth of the Internet and demand for telecommunications services.

        We may not be able to execute our business model if the markets for our services fail to develop or grow more slowly than anticipated, if competition in our industry intensifies or if we are unable to expand our client base.

Recent legal proceedings may affect our results and financial position.

        We are party to several legal proceedings. Certain of these proceedings relate to transactions that we have entered into with companies that are currently in bankruptcy. In addition, securities class action lawsuits are pending against us. Management believes that these lawsuits are without merit, and we intend to defend these actions vigorously. Because of the complexity of certain of the transactions underlying these lawsuits, as well as the inherent uncertainty of litigation, however, it is possible that the outcome of one or more of these cases may be adverse to the Company. In addition, the resources required to defend these cases, including the management time and attention required to adequately defend the Company's position, may affect our results of operations and financial position.

We may be obligated to purchase an underlying service for a longer period of time than a client purchases services from us, which may cause us to incur costs without associated revenues.

        If our clients terminate circuits prior to the expiration of our commitment to purchase the required underlying services from our carrier suppliers, we might incur early termination charges or other charges from our carrier suppliers or might be unable to terminate the underlying services, which would cause us to incur expense without associated circuit revenue. Although we seek to pass such expenses through to the client when we have the right to do so under our contract with the client, we do not always have the right to do so and may not be successful when we seek to enforce such rights.

If we have difficulties or delays in delivering circuits to our clients, our ability to generate revenue will suffer and we may lose existing and potential new clients.

        It typically takes 30 to 90 days to supply a circuit for a client, and we do not begin to recognize revenue until a circuit has been installed and accepted by the client. Once we agree to facilitate the supply of a circuit for a client, we negotiate with one or more transport suppliers and manage the personnel and field technicians of multiple vendors. A client can withdraw its order with minimal liability at any time before accepting the circuit. We may experience difficulties in facilitating the supply of circuits if our transport suppliers run out of capacity, which would force us to look for alternative sources of capacity on short notice. In addition, billing or other disputes with our suppliers may adversely effect their willingness to provide capacity in a timely manner. If we are unable to facilitate the supply of a circuit in a timely manner or fail to obtain client acceptance of the circuit, we would be unable to recognize revenues for that circuit, may incur financial liability to our supplier for that circuit, and our operating results would be adversely affected. Furthermore, because our clients may cancel orders at any time before accepting the circuit, we may find it difficult to forecast revenue and plan our expenses accordingly.

We depend on our key personnel to manage our business effectively in a rapidly changing market, and our ability to generate revenues will suffer if we are unable to retain our key personnel and hire additional personnel.

        Our future success depends upon the continued services of our executive officers and other key sales, marketing and support personnel. We do not have "key person" life insurance policies covering any of our employees. In addition, we depend on the ability of a relatively new management team to effectively execute our strategies. We recently hired some of our key employees. For example, on November 13, 2002, our Board of Directors appointed Lance Boxer as Interim Chief Executive Officer. Because some members of our management team have worked together only for a short period of time, we need to integrate these officers into our operations.

        We may need to hire additional personnel in the future, and we believe our success depends, in large part, upon our ability to attract and retain our key employees. Attracting and retaining key employees is becoming more difficult due to recent negative publicity regarding our industry, our low stock market capitalization, our limited financial resources and our recent workforce reductions. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel could limit our ability to generate revenues and to operate our business.

If we cannot successfully aggregate circuits, our ability to increase our margins could be limited.

        We plan to actively manage circuits through our UTX facilities to deliver circuits to clients more quickly and to increase margins. We plan to achieve this by physically aggregating circuits on the same route. In order to physically aggregate circuits, we have, on a limited basis, deployed optical switches that allow circuits to be optically switched between networks. We may face delays in installing optical switches. In addition, we cannot be sure that there will be enough circuits on routes between existing UTX facilities to allow us to cost-effectively aggregate these circuits. If we cannot successfully deploy optical switches or physically aggregate circuits, our ability to increase our margins could be limited.

Our ability to implement and maintain our UIX database is unproven. If we cannot increase the scope and accuracy of this database as planned, our ability to cost-effectively facilitate the obtaining of circuits for our clients will be at risk.

        To be successful, we must increase and update information about pricing, capacity, availability and location of circuits contained in our UIX database. Our ability to cost effectively facilitate the supplying of circuits and to provide ongoing dedicated line circuit access depends upon the information we collect from our transport suppliers regarding their networks, which we include in our UIX database. Our suppliers are not obligated to provide us with this information and could decide to stop providing this information to us at any time. Moreover, we cannot be certain that the information that our suppliers share with us is accurate or current. If we cannot continue to maintain and expand our UIX database as planned, we may be unable to increase our revenues or to cost-effectively facilitate the supplying of the circuits.

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

  •
  national and local carriers, such as AT&T, Broadwing, Qwest, Sprint, WorldCom and WilTel;

  •
  companies that provide collocation facilities, such as MFN, AT&T and Equinix;

  •
  competitive access providers and local exchange carriers, such as AT&T, ICG Communications, WorldCom, XO Communications and FiberNet; and

  •
  incumbent local exchange carriers, such as Verizon, BellSouth and SBC Communications.

        Our industry is expected to consolidate, which would increase the size and scope of our competitors. Competitors could benefit from assets acquired from distressed carriers or strategic alliances in the telecommunications industry. New entrants could enter the market with a business model similar to ours. Our target markets may support only a limited number of competitors. Operations in such markets with multiple competitive providers may be unprofitable for one or more of such providers. Prices in both the long-distance business and the data transmission business have declined significantly in recent years and are expected to continue to decline. In particular, companies that have reduced their debt or other obligations through bankruptcy or other restructurings may have significantly lower cost structures that allow them to offer services at significantly reduced prices.

        Moreover, while recent regulatory initiatives allow competing telecommunications carriers to interconnect with incumbent local exchange carrier facilities and to obtain unbundled network elements from incumbent local exchange carriers, certain initiatives also provide increased pricing flexibility for, and relaxation of regulatory oversight of, incumbent local exchange carriers. This may present incumbent local exchange carriers with an opportunity to subsidize services that compete with our services with revenues generated from non-competitive services. This would allow incumbent local exchange carriers to offer competitive services at lower prices. Existing laws also restrict the Regional Bell Operating Companies from fully competing with us in the market for interstate and international long-distance telecommunications services, but also permit the Federal Communications Commission, or FCC, to lessen or remove some restrictions. Verizon, BellSouth and SBC, three of the four Bell companies, have received FCC permission to offer long-distance services to customers in a number of states, and the FCC is expected to consider several additional requests for this relief in the near future. If FCC decisions under existing law, or future amendments to Federal telecommunications laws permit the regional Bell operating companies to compete fully with us in this market, our revenues from these services could be reduced if these companies are able to attract substantial business from our clients.

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

        Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which we cannot control and any of which may cause our stock price to fluctuate. These factors include the following:

  •
  uncertainty regarding timing for supplying circuits or failure to obtain client acceptance of circuits;

  •
  decisions by existing clients not to renew services on a timely basis or at all when existing client contracts terminate;

  •
  decisions by existing clients operating under bankruptcy protection to reject agreements with us;

  •
  the amount of unused circuit capacity that we hold;

  •
  costs related to acquisitions of technology or businesses;

  •
  general economic conditions as well as those specific to the telecommunications, Internet and related industries;

  •
  payment obligations to our suppliers under service agreements in situations in which our client is not able to meet its obligations with us or is not liable to us; and

  •
  Internet growth and demand for Internet infrastructure and telecommunications services.

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

        We recently moved from the Nasdaq National Market System to the Nasdaq SmallCap Market. As a result, future capital raising activities and acquisitions may be more difficult due to increased state securities laws compliance obligations. The Nasdaq SmallCap Market requires a minimum bid price of $1.00 for continued listing. On November 8, 2002, the closing price for our Common Stock on the Nasdaq SmallCap Market was $0.39. We have until December 3, 2002 to demonstrate compliance with the $1.00 per share requirement, although the Nasdaq SmallCap Market may extend that deadline by 180 days if we meet certain criteria, which we expect to satisfy. If we are de-listed from the Nasdaq SmallCap Market, our common stock would trade, if it traded at all, in the over-the-counter market, which is viewed by most investors as a less desirable, less liquid marketplace. Among other things, this would place increased regulatory burden upon brokers, making them less likely to make a market in the stock. Loss of our Nasdaq SmallCap Market status would likely make it more difficult for us to raise capital or complete acquisitions.

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

  •
  reduced liquidity resulting from any loss of our Nasdaq SmallCap Market status;

  •
  changes in market valuations of telecommunications and Internet-related companies;

  •
  announcements by our competitors or us of new products and services or of significant acquisitions, strategic partnerships or joint ventures;

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

        Our clients depend on our ability to provide ongoing dedicated circuit access. The operation of these circuits depends on the networks of third party transport suppliers. The networks of transport suppliers and clients who may use our UTX facilities may be interrupted by failures in or damage to these facilities. Our facilities and the ongoing circuit access we provide may be interrupted as a result of various events, many of which we cannot control, including lack of resources necessary to maintain and manage our facilities, fire, human error, earthquakes and other natural disasters, disasters along communications rights-of-way, power loss, telecommunications failures, sabotage or vandalism, or the financial distress or other event adversely affecting our suppliers, such as bankruptcy or liquidation.

        We may be subject to legal claims and be liable for losses suffered by clients and carriers for disruptions to circuits or damage to client or carrier equipment resulting from failures at our facilities or on the networks of third party providers. We generally provide outage credits to our clients if circuit disruptions occur. If our circuit failure rate is high, we may incur significant expenses related to circuit outage credits, which would reduce our revenues and gross margins. We would also incur significant expenses in investigating and addressing the causes of such circuit or other service failures, which would divert resources from the maintenance or expansion of our services and cause our business to suffer. In addition, we may lack the resources to investigate and address any such failures in as timely a manner as our clients may expect, which may damage our business relationship with those clients and reduce our ability to obtain future business. Clients may seek to terminate their contracts with us if there is a circuit or other service failure. In addition, if our circuit failure rate is high, our reputation could be harmed.

Terrorist attacks and threats or actual war may negatively impact our business, financial condition and results of operations.

        Our business is affected by general economic conditions which can decline as a result of numerous factors outside of our control, such as terrorist attacks and acts of war. Recent terrorist attacks against the United States, as well as events occurring in response to or in connection with them, including future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions impacting our suppliers or our clients, may adversely impact our operations. As a result, there could be delays or losses in the delivery of our service, decreased sales of our services and extension of time for payment of accounts receivable from our clients. Strategic targets such as communications networks and the Sears Tower may be at greater risk of future terrorist attacks than other targets in the United States. This occurrence could have an adverse impact on our operations. It is possible that any or a combination of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

We depend on several large clients, and the loss of one or more of these clients, or a significant decrease in total revenues from any of these clients, could significantly reduce our revenue and income.

        Historically, a substantial portion of our revenues has come from a limited number of clients. For example, for the year ended December 31, 2000, our four largest clients accounted for approximately 74% of our total revenues, and for the year ended December 31, 2001, our three largest clients accounted for approximately 55% of our total revenues. For the quarter ended September 30, 2002, our three largest clients accounted for approximately 38% of our total revenues. We have a number of significant contracts with these clients under which we derive a significant amount of our revenues. These contracts expire on various dates between now and March 2005. If, through a bankruptcy proceeding or otherwise, we lose one or more large clients, or if one or more of our large clients reduces the services they purchase from us or otherwise renegotiates the terms on which they purchase services from us and we fail to add new clients, our revenues could decline and our results of operations would suffer.

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

        Our U.S. communications services are subject to both federal and state regulation. In providing our interstate and international communications services, we must comply with applicable telecommunications laws and regulations prescribed by the FCC and applicable foreign regulatory authorities. At the state level, we are subject to state laws and to regulation by state public utility commissions. Our international services are subject to regulation by foreign authorities and, in some markets, multi-national authorities, such as the European Union.

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

        We have been required to obtain authorization from the FCC, many state public utilities commissions and foreign regulatory authorities to offer particular types of telecommunications services. Pursuant to these authorizations, we have to comply with a variety of regulatory obligations on an ongoing basis. We cannot assure you that the FCC, state commissions or foreign authorities will grant us required authority (or do so in a timely manner), or refrain from taking action against us if we are found to have violated any applicable requirements. If authority is not obtained or if our schedules of prices, terms and conditions are not filed, or are not updated, or otherwise do not fully comply with the rules of the FCC or state or foreign regulatory agencies, third parties or regulators could challenge our ability to offer our services. Such challenges could cause us to incur substantial legal and administrative expenses.

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

Regulatory changes may affect our costs and ability to compete effectively.

        The telecommunications circuits we provide often consist of both inter-city and local loop components. The local loop is the circuit connection between a carrier facility within a city and a customer premise in the same city. On most inter-city routes, several different carriers offer capacity, and pricing is generally competitive; but for local loop routes, in many cases the incumbent local exchange carrier is the only provider of underlying facilities. Under the Telecommunications Act of 1996, competing carriers have been able to obtain access to the facilities of the incumbent local exchange carriers, thereby creating some competition for local loop circuits. The prices that incumbent local exchange carriers charge to us for local loop circuits are directly regulated by the FCC or State regulatory agencies. The prices that competing carriers charge are not directly regulated but are affected by the regulated rates that these carriers pay for access to incumbent local exchange carrier facilities. Therefore, any changes in the regulatory regime that affect the rates charged by the incumbent local exchange carriers, or affect the terms on which competing carriers gain access to incumbent local exchange carrier facililties, may have a material impact on our cost of operations and our ability to offer competitive pricing for complete circuits.

        Currently, the FCC is conducting a review of its rules requiring incumbent local exchange carriers to provide competing carriers unbundled access to network elements, including local loop circuits. It is not possible for us to predict the outcome of this proceeding, which is expected to be completed by the FCC in late 2002 or early 2003, but will likely be subject to court appeals after that. Changes in the FCC's network element rules as a result of this proceeding, or other legislative or regulatory changes, may affect our ability to obtain local loop circuits at competitive prices.

We may incur operational and management inefficiencies if we acquire new businesses.

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

  •
  risks of entering markets in which we have little or no experience; and

  •
  potential impairment of relationships with employees, suppliers or clients.

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

Failure to successfully maintain and upgrade our management information systems could harm our ability to operate or manage our business effectively.

        We are in the process of augmenting our management information systems to facilitate management of client order, client service, billing and financial applications. Our ability to manage our business could be harmed if we fail to successfully and promptly maintain and upgrade our management information systems as necessary. In addition, our ability to efficiently operate our business could suffer if the software which runs our information systems malfunctions.

Because we have no patented technology and have limited ability to protect our proprietary information, competitors may more easily replicate our business and harm our ability to generate revenues.

        We have no patented technology that would preclude or inhibit competitors from replicating our business. We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our intellectual property. We have applied for registration of certain of our service marks in the United States and in other countries, and have obtained registrations for certain of our service marks in the United States, the European Union, Australia, Korea, Indonesia, Mexico, Thailand, Switzerland, New Zealand and Singapore. Even if additional registrations are granted, we may be limited in the scope of services for which we may exclusively use our service marks. We enter into confidentiality agreements with our employees, consultants and partners, and we control access to, and distribution of, our proprietary information. Our intellectual property may be misappropriated or a third party may independently develop similar intellectual property. Moreover, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Unauthorized use of any of our proprietary information could expose us to competition, which would harm our ability to attract new and existing clients and generate revenues.

Certain stockholders will continue to have substantial control over the Company and could delay or prevent a change in corporate control.

        Internet Capital Group, Inc., funds affiliated with ComVentures and other stockholders, directors and officers, in the aggregate, beneficially own approximately 46.2% of our outstanding common stock. These stockholders, acting alone or together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

ITEM 4. CONTROLS AND PROCEDURES

        Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2002, all of our investments were in cash and cash equivalents.

Interest Rate Sensitivity

        We maintain our cash equivalents and short-term investments primarily in a portfolio comprised of commercial paper, money market funds, and investment grade debt securities. As of September 30, 2002, all of our investments had maturities of less than six months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Exchange Rate Sensitivity

        We currently operate primarily in the United States, and substantially all of our revenues and expenses to date have been in U.S. dollars. Accordingly, we have had no material exposure to foreign currency rate fluctuations.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On November 5, 2001, a complaint was filed in federal court for the Southern District of New York on behalf of a purported class of persons who purchased the Company's stock between March 16, 2000 and December 6, 2000. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities. The complaint brings claims for violation of several provisions of the federal securities laws against those underwriters and also against the Company and certain of its present and former directors and officers. In October 2002, the present and former directors and officers named in the complaint were dismissed from the litigation without prejudice. The Company believes that the allegations are without merit and intends to defend the litigation vigorously.

        On March 15, 2002, Aleron filed for protection under Chapter 11 of the bankruptcy code in the United States Bankruptcy Court for the Eastern District of Virginia. Before the bankruptcy, we provided telecommunications services to Aleron. We believe that we validly terminated any and all agreements between the Company and Aleron before Aleron's bankruptcy. Under an agreement approved by the bankruptcy court, we then provided services to Aleron at a reduced level. Upon the subsequent acquisition of the assets of Aleron by a third party, we have continued to provide a reduced level of service to the acquiring party. We believe that we have claims against Aleron, and Aleron has listed in its bankruptcy filings potential claims against us arising out of the agreements. On August 6, 2002, the court converted the Aleron case to a proceeding under Chapter 7 of the bankruptcy code. In light of Aleron's financial position, we cannot predict whether we will realize any value from our claims, nor are we in a position to predict the outcome in the bankruptcy court of the potential claim Aleron cites in its filing. On June 11, 2002, Qwest brought a claim against Aleron and the Company in the Aleron bankruptcy proceeding asserting that either the Company or Aleron owes Qwest approximately $3.5 million for services provided by Qwest. On August 29, 2002, Level 3 brought a claim against Aleron and the Company in the Aleron bankruptcy proceeding asserting that either the Company or Aleron owes Level 3 for services provided by Level 3. We believe that the claims of Qwest and Level 3 against us are without merit and intend to defend the actions vigorously.

        Since April 2002, seven complaints alleging violations of the Securities Act of 1934 were filed in the Eastern District of Texas and the Northern District of Illinois against the Company and certain of its present and former directors and officers. On September 17, 2002, plaintiffs voluntarily withdrew the five complaints filed in the Northern District of Illinois. On October 4, 2002 an amended complaint was filed in the remaining two actions consolidated in the Eastern District of Texas on behalf of a purported class of persons who purchased the Company's stock between December 4, 2000 and March 22, 2002. The complaint alleges that the Company's financial statements and related announcements were false and misleading and that certain officers sold Company stock on the basis of non-public information in violation of the federal securities laws. The Company believes that the allegations are without merit and filed a motion to dismiss on October 24, 2002.

        We have settled the adversary proceeding filed against us by Sphera. On August 22, 2002, the United States Bankruptcy Court for the District of New Jersey authorized and approved the Sphera Settlement Agreement, as described above under "Operations and Administration (Excluding Stock Plan Compensation)", pursuant to which the suit filed by Sphera has been dismissed and the Company has received and expects to receive certain payments.

        In February 2002, we agreed to issue warrants for the purchase of 750,000 shares of our common stock to certain stakeholders in Sphera. In November 2002, we entered into a settlement agreement whereby we paid $25 to the stakeholders and the parties agreed that the warrants were not, by their terms, exercisable at any time.

        In November 2002, a placement agent engaged by the Company in 2001 filed a complaint in the Central District of California against the Company claiming that the placement agent is entitled to certain amounts in connection with a credit facility purportedly entered into by the Company. The Company believes that the allegations are without merit and intends to defend the action vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (d)  The effective date of the Registration Statement filed on Form S-1 under the Securities Act of 1933, as amended (File No. 333-93039), was March 16, 2000. The class of securities registered was Common Stock. The offering commenced on March 16, 2000. The managing underwriters for the offering were Goldman, Sachs & Co., Chase Securities Inc. and FleetBoston Robertson Stephens Inc. Pursuant to the Registration Statement, 12,650,000 shares of the Company's Common Stock were sold. After deducting approximately $12,397,000 in underwriting discounts and commissions and approximately $2,342,000 in other expenses related to the offering, the net proceeds to the Company were approximately $162,361,000. The Company invested the proceeds from the offering in short-term investment grade, interest-bearing securities and intends to use the proceeds for working capital and general corporate purposes, including sales channel development and other corporate purposes. In addition, we may use a portion of the net proceeds to acquire products or technologies that are complementary to our current or future business and product lines. The use of proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus for the offering.

ITEM 5. OTHER INFORMATION

        On November 13, 2002, we announced that our Board of Directors has appointed Lance Boxer as Interim Chief Executive Officer, effective November 13, 2002, and has also appointed him to the Board as a Class I director. We further announced that founder Patrick Shutt has resigned as Chairman, President and Chief Executive Officer but will remain on the Board. We have commenced a search for a new Chief Executive Officer and will elect a new Chairman.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
List of Exhibits
Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger among the Company, Migration Corporation and Universal Access, Inc. dated July 18, 2001.(1)
3.1	Restated Certificate of Incorporation of the Company.(2)
3.2	Amended and Restated Bylaws of the Company.(1)
4.1	Form of the Company's Common Stock certificate.(3)
4.2	Amended and Restated Registration and Informational Rights Agreement, dated June 28, 1999.(4)
4.3	Amended and Restated Registration and Informational Rights Agreement, dated June 30, 1999.(4)
4.4	Registration Rights Agreement, dated November 10, 1999.(4)
4.5	Registration Rights Agreement dated July 1, 2000.(5)
4.6	Form of warrant to purchase shares of Common Stock of the Company issued to Advanced Equities.(4)

4.7
Preferred Stock Rights Agreement, dated as of July 31, 2000, between Universal Access, Inc. and Wells Fargo, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.(6)
4.7.1		Assumption of and Amendment to the Universal Access, Inc. Preferred Stock Rights Agreement dated July 13, 2001.(1)
10.15.1		Amended and Restated AT&T Master Carrier Agreement dated July 1, 2002.
10.20.3	†	Amendment 3 dated July 31, 2002 to the Carrier Global Services Agreement with MCI WorldCom Communications, Inc.

(1)
Filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

(2)
Filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

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

(b)
Reports on Form 8-K:

  On August 14, 2002, the Company filed with the SEC a report on Form 8-K, which was furnished pursuant to Item 9 of Form 8-K and which provided Chief Executive Officer and Chief Financial Officer certifications for the Company's report on Form 10-Q for the period ending June 30, 2002. The certifications were provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. (Registrant)
Dated: November 13, 2002	By:	/s/ RANDALL LAY Randall Lay Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Patrick C. Shutt, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Universal Access Global Holdings Inc. (the "Registrant");

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.
The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.
The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 13, 2002	/s/ PATRICK C. SHUTT [Signature] Chairman, President and Chief Executive Officer

CERTIFICATIONS

I, Randall R. Lay, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Universal Access Global Holdings Inc. (the "Registrant");

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.
The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.
The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 13, 2002	/s/ RANDALL LAY [Signature] Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

Table of Contents
PART I. FINANCIAL INFORMATION
  ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 4. CONTROLS AND PROCEDURES
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS