Form 10-K
period 2002-12-31
UNIVERSAL ACCESS GLOBAL HOLDINGS INC
filed 2003-04-08
CIK 1070699

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Rule 12b-2). Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

        The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2002 was $10,519,283.

        The number of shares outstanding of the issuer's common stock, par value $0.01, as of March 31, 2003 was 99,114,297 shares.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
TABLE OF CONTENTS

PART I

Note regarding forward-looking statements

        This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-K entitled "Factors That May Affect Future Operating Results," which may cause actual results to differ materially from those discussed in the forward-looking statements. The forward-looking statements in this Form 10-K are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that could occur after the filing of this Form 10-K. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, that attempt to advise you of the risks and factors that may affect our business.

ITEM 1. BUSINESS (all amounts expressed in thousands, except shares, per share, and amounts otherwise indicated)

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

        In each year since our inception, we have incurred operating and net losses, and have experienced negative cash flows from operations. Our consolidated financial statements have been prepared assuming we will continue as a going concern. However, our net financial position (cash and cash equivalents and short-term investments net of term loans and capital lease obligations) has declined from $47.1 million as of December 31, 2001 to $12.4 million as of December 31, 2002. We continue to focus on minimizing our cash burn and preserving cash and cash equivalents and have reduced the rate at which we use cash.

        As further described in Note 2 in the Notes to the Consolidated Financial Statements contained herein, effective April 7, 2003, the Company obtained $5 million in secured debt financing from CityNet Telecommunications, Inc. ("CityNet"). The financing is evidenced by a promissory note (the "Note") and secured by substantially all of the Company's assets. Under the terms of the Note, the unpaid principal balance accrues interest at a rate of 12% per annum, compounded quarterly, and the entire unpaid principal balance and accrued but unpaid interest is payable on April 6, 2004 unless otherwise accelerated under the Note. Additionally, effective April 7, 2003, the Company entered into a Definitive Stock Purchase Agreement (the "Purchase Agreement") with CityNet whereby CityNet will invest $16 million in cash and transfer two fiber optic rings having a value of $700 to the Company in exchange for approximately 55% of the Company's outstanding common stock on a fully diluted basis (excluding those options and warrants outstanding at the closing of the Purchase Agreement having an exercise price above $1.00) and the Company's assumption of certain liabilities of CityNet. After paying expenses related to the transaction, the Company estimates that the net proceeds from the Purchase Agreement will be approximately $14.5 million. Pursuant to the Note, the unpaid principal balance and accrued but unpaid interest will be repaid in full by applying and offsetting the cumulative amounts due under the Note against the consideration payable to the Company when the Purchase Agreement closes. The Company expects the Purchase Agreement to close by July 31, 2002.

        We are an independent provider of network infrastructure services that facilitates the interconnection of communications networks between disparate and competing service providers. We facilitate the process by which users of communications circuits obtain circuits dedicated for their specific use from multiple vendors. We refer to this process as "provisioning a circuit." We also facilitate the installation and servicing of these dedicated circuits. In addition, we provide functional outsourcing and consulting services to service providers enabling them to better manage their portfolio of off-network connectivity. Our primary clients are telecommunications, internet, cable, and other network service providers. These providers lease communications circuits from other vendors in order to serve their own clients who typically have connectivity needs beyond the providers' own network, known as "off-net". We obtain the communications capacity from many different transport suppliers who own or operate the communications infrastructure over which information is transmitted. We have also deployed limited network assets to interconnect selected metropolitan locations where we have identified significant demand for high-speed connectivity. We deploy these assets to increase connectivity between disparate networks, better manage the underlying circuit cost, as well as reduce the time required to provision circuits.

        Our services allow our clients to outsource the work of designing, provisioning, and installing end-to-end circuits and managing these circuits and related vendor relationships with network service providers within a fragmented network services market. Our solutions seek to provide significant time, effort and cost savings to our clients, who would otherwise be forced to independently analyze the capacity, availability and pricing of circuit alternatives from multiple vendors and maintain circuits and continue to manage billing and maintenance relationships with multiple vendors. We believe that we are generally able to provision circuits faster and more cost-effectively than our clients are able to achieve independently.

        The Company's results have been affected by bankruptcies and credit problems in the telecommunications industry. In the year ended December 31, 2002, we experienced bankruptcy filings by five of our large clients, as well as circuit disconnections and lengthening new business closing cycles.

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

        As an independent intermediary, we gather significant network information from multiple transport suppliers and market resources in our Universal Information ExchangeSM, or UIXSM, database. The UIX contains information related to the demand, pricing, geography, and process requirements related to provisioning network components throughout the United States. As of December 31, 2002, the UIX contained over 10 million records from United States and International carriers, market research organizations, and internal research and development products. Data is collected from over 300 unique resources, including 120 competitive carrier entities. Included among our internal resources is the data utilized to produce the LATTIS™ product. Through Universal Access' November 1999 acquisition of Tri-Quad Enterprises, the Company significantly enhanced its ability to support customer requirements for tariff-based pricing solutions and tariff data. This service is delivered specifically through the

LATTIS product and through additional UIX-based solutions. Overall, the UIX forms our core ability to develop optimal circuit and service solutions for a variety of communications customers through a variety of media.

        Our Universal Transport ExchangeSM, or UTXSM, facilities are strategically located interconnection sites that support our primary business by interconnecting multiple network service providers. As of February 28, 2003, we had 15 UTX facilities in key U.S. metropolitan locations compared to 19 sites at December 31, 2001, in which service providers interconnect through fiber-optic connections. In 2002, the company evaluated the cash flows and benefits of the UTX facilities and determined that some sites were unlikely to produce a marginal benefit to the business, and are now classified as other business properties instead of UTX facilities. Our UTX facilities allow us to accelerate the interconnection of circuits and optimize physical network configurations. We have deployed a high-speed, metropolitan fiber-optic ring in conjunction with our UTX facilities in New York to further manage the cost and speed of connections to locations with significant connectivity demand. While management believes our UTX facilities to be of significant value to the Company's business, we have tested and impaired our UTX sites in 2002 in compliance with SFAS No. 144, which is explained in detail in Note 11 to the Consolidated Financial Statements contained in this report.

Industry Background and Market Opportunity

        Many businesses depend on access to extensive, reliable high-speed network connectivity. While it is clear that projected growth rates for internet-related traffic have moderated and overcapacity in certain sectors has led to severe pricing pressure, we continue to believe that the global market for high-speed data connectivity remains significant and will continue to grow. Fueling this growth is the increasing reliance by businesses and governments on data-intensive applications such as remote computing, electronic commerce, video streaming, application hosting and electronic mail. In addition, we expect that the continued deployment of cable modem, digital subscriber line, or DSL, wireless and satellite based services to consumers will also increase demand for high-speed connectivity.

        This growing demand for network services, coupled with global telecommunications deregulation, has resulted in the market for communications network services becoming more complex, fragmented and inefficient. No single telecommunication service provider owns, or has the time, capital or resources to construct a complete and comprehensive network to service all conceivable users. Therefore, to provide end-to-end connections to their clients, service providers must interconnect their networks with and purchase services from other service providers. Limited information exists regarding the capacity, pricing, availability and location of network assets required to achieve end-to-end connections. In addition, because service providers often compete with one another, they typically have little incentive to share network information or interconnect their networks. These characteristics of the telecommunication industry have been further aggravated by recent industry and capital market conditions, which have limited service providers' access to capital to extend their networks. Uncertainties related to bankruptcies and other restructurings has further increased the importance of maintaining interconnections with multiple service providers.

        With our unique blend of proprietary market information and interconnection facilities, we believe that we are well positioned to provide a more efficient circuit provisioning process and deliver value to both clients and suppliers. Our experience to date has shown that using the information within our UIX database and provisioning through our UTX facilities enables us to offer our clients enhanced visibility into provisioning alternatives, competitive pricing and accelerated installation intervals.

Our Strategy

        Our objective is to facilitate the creation of a seamlessly connected, global communications network by improving the overall efficiency of the market for transport capacity and infrastructure services. To achieve this objective, we intend to:

  •
  Continue to build the functionality of our UIX and its applications. We view the UIX database as an indispensable asset. The UIX provides our organization with a breadth of national network and market information. Coupled with our proprietary methods and procedures for manipulating and analyzing this information, Universal Access has a certain competitive advantage. We continue to devote resources to updating and enhancing the UIX database and developing both customer-facing and internal applications connected with the UIX. Customer-facing applications include our web-based WebQuote and, newly-developed, QuickQuoteSM systems in addition to the LATTIS tariff pricing tool. This suite of applications enables customers to price and submit circuit orders based upon a variety of tariff, market, and regional criteria. These applications interface with our internal applications that design and price service requests, evaluate network alternatives, coordinate vendor operations, provide circuit installations management, and analyze customer circuit portfolios.
  •
  Increase our sales activity within key industry sectors. Although national telecommunications carriers continue to represent an important customer segment, we believe our value proposition is also compelling to clients who have extensive networking requirements but are not in the network business themselves. Such customers would include cable companies, governments, foreign carriers servicing customers in the U.S., regional carriers selling services beyond their home region, value-added service providers and system integrators.
  •
  Add products and services that support our clients' needs. Based on client demand, we plan to develop additional solutions for making the procurement and installation of network capacity more efficient. Such services may include enhanced circuit design and pricing applications, outsourced provisioning, billing and audit services, as well as consulting on network planning and optimization.
  •
  Continue to manage our UTX facilities and metropolitan interconnectivity. Through our UTX facilities, clients gain access to multiple networks in a centralized location for a lower capital commitment than traditional bilateral interconnections. UTX facilities also enable us to accelerate the interconnection of circuits and to optimize physical network configurations. In certain locations, we have deployed high-speed optical fiber and related optical equipment to further manage the cost and speed of circuit installations to locations with significant demand for high-speed circuits.

Unique Proprietary Assets

        Our unique UIX and UTX resources enable us to manage and optimize the design, implementation and maintenance of multi-carrier networks. Our UIX database includes information on nearly every major U.S. carrier network and certain international carriers. Our carrier-neutral UTX facilities offer centralized interconnection, faster provisioning intervals and greater service restoration capabilities.

Universal Information Exchange (UIX)

        The UIX database contains data obtained from various sources such as publicly-filed tariffs, industry information services, clients and suppliers. We have developed proprietary methods and procedures for collecting, storing, manipulating and analyzing the data obtained from these sources. The UIX database contains a wide range of information required to analyze and provision network capacity, including network locations, service levels, pricing, building information, carrier interconnections, carrier methods and procedures, and technological capabilities.

Universal Transport Exchange (UTX)

        Our carrier-neutral UTX facilities are interconnection hubs located in the most densely populated carrier hotels. Service providers place network equipment in our facilities to interconnect to other service providers deployed in the facility. These facilities enable connectivity to various carriers in our sites. As a result, clients may realize reduced capital expenditures and activate network connections faster than otherwise possible.

        Our facilities do not depend on any particular technology and are open to multiple competing network service providers and transport suppliers, such as local exchange carriers, interexchange carriers, competitive local exchange carriers, internet service providers, or ISPs, and application service providers, or ASPs. We are not aligned with or reliant upon any single or group of transport suppliers. We believe that our UTX clients are attracted to our neutral position, which both alleviates their competitive concerns and provides them a broader range of solutions. Once a transport provider places its network in our UTX facility, that supplier may sell its services directly to Universal Access and may also utilize our interconnection services to reach other customers in that UTX facility. Similarly, service providers and end-user customers present in a UTX facility may extend the geographic coverage of their networks by purchasing services from Universal Access or other service providers in that UTX facility.

        As of January 31, 2002, we had 15 UTX facilities in Atlanta, Chicago (2 locations), Dallas, Denver, Los Angeles (2 locations), Miami (2 locations), New York City (3 locations), San Francisco, Seattle, and Washington D.C.

Universal Access Products and Services

        Based on these unique assets, Universal Access provides an array of services to facilitate telecom carriers' and service providers' off-net connectivity.

Global Transport Services

        Private Lines/Transport    In order to reach locations not served by their own networks, service providers and their end-user customers purchase "off-net" private lines. We are a source for these "off-net" private lines and provide a suite of services dedicated to enabling end-to-end connectivity. By leveraging the information stored in our UIX database, carrier relationships and strategically located UTX facilities, we can offer our clients the following benefits:

  •
  Single vendor source for all off-net circuits;
  •
  Improved provisioning methods and procedures;
  •
  Faster delivery of service;
  •
  Faster revenue realization through shortened provisioning intervals;
  •
  Competitive pricing;
  •
  Reduced selling, general and administrative costs; and
  •
  Capital-efficient network expansion.

        Interconnection Services    The complexities and challenges of the metropolitan connectivity landscape and lack of transparent marketplace information have made the provisioning of local access services lengthy and costly. We enable service providers to efficiently and cost-effectively reach their customers' locations by physically interconnecting the disparate and fragmented facilities of multiple local and long-haul providers.

        Interconnection services include providing the physical location and supporting facilities and capabilities that enable carriers to place their equipment in a common environmentally controlled secure location (our UTX facilities) to enable their networks to be linked together. They include providing the infrastructure and housing for equipment (referred to within the industry as racks and cages) as well as reliable and redundant sources of both AC and DC electrical power. Beyond the physical facilities, we also provide personnel to manage and perform the actual linking of circuits between carriers (cross connects) as well as the management of services such as network redundancy and circuit grouping (multiplexing). Client benefits include:

  •
  Speed to revenue from quicker installations;
  •
  Reduced capital expenditures;
  •
  Reduced local access operational costs; and
  •
  Single point of contact for local building access.

Software Services

        Through our Web QuoteSM and LATTIS software, we enable clients to obtain quotes for private line circuits and map out the best connection routes.

        Web Quote    Web Quote, linked to our website, is an online quoting and ordering system. Our clients log on to our secure Internet site and enter pertinent information such as:

  •
  Bandwidth product;
  •
  A and Z locations (circuit termination addresses);
  •
  NPA/NXXs (the area code and serving central office prefix of the local telephone company office serving the customer location); and
  •
  Diversity requirements including the choice or non-consideration of specific carriers, as well as divergent physical routes to minimize the impacts of service provider interruptions.

        Once this information is entered, we use our UIX database and related applications to design and price routes that suit our clients' needs and to identify the best solution. Our quote is then sent back via e-mail to the client who may place an order directly through our Web Quote system. We believe that Web Quote saves our clients time and resources in pricing and designing private line circuits.

        LATTIS    Since 1990, LATTIS has been a widely known industry tool for pricing private line telecommunications circuits. LATTIS is used by hundreds of telecom carriers worldwide. In addition to being useful in the sales arena, it provides our customers other benefits such as provisioning, network design engineering, and cost management.

Sales and Marketing

        Our sales and marketing efforts are focused on achieving broad market penetration and increasing brand name recognition. Our sales efforts target telecommunications service providers, cable companies, governments, foreign carriers servicing customers in the U.S., regional carriers selling services beyond their home region, value-added service providers and system integrators.

        We customize our services to address the unique needs of each client in order to maximize our value proposition and account penetration. We have developed programs to attract and retain a skilled, motivated sales staff that possesses the necessary technical skills, consultative sales experience and knowledge of its assigned markets. These programs include technical and sales process training and instruction in consultative selling techniques. Our sales representatives and account managers are compensated through a combination of base salary and performance-based bonuses.

Clients

        As of December 31, 2002, we had more than 200 clients, including telecommunication services providers, ISPs and ASPs. For the year ended, December 31, 2002, UUNet Technologies (a subsidiary of WorldCom) accounted for approximately 22%, while Metromedia Fibernet (MFN), Wam!Net, BCE Nexxia, and Teleglobe represented approximately 9%, 8%, 8%, and 7% of revenues, respectively. For the year ended December 31, 2001, UUNet, MFN and BCE Nexxia accounted for approximately 33%, 12%, and 11% of revenues, respectively. For the year ended December 31, 2000, MFN, UUNet, BCE Nexxia and Allied Riser Operations accounted for approximately 25%, 20%, 15% and 14% of revenues, respectively. Our composite mix of significant clients may change significantly since these clients may increase or decrease their purchases from us.

        As of December 31, 2002, our client contracts generally provide for terms ranging from 12 to 60 months. In 2002, the weighted average original length of a contract was 12 months. Our clients may terminate their contracts at any time, subject to additional payments. We bill for circuit charges monthly in advance, and we recognize circuit revenues in the month that we provide the service.

Vendors

        From time to time we enter into long-term contracts, commonly referred to as "master service agreements" or "master carrier agreements", with communications transport suppliers for the supply and installation of network capacity under terms and conditions that may vary from their normally priced offerings. Under a master carrier agreement, each circuit provided by a transport supplier has its own term, generally ranging from 12 to 60 months, and is governed by the terms and conditions set forth in the master carrier agreement. If we terminate a contract with a transport supplier with respect to a particular circuit, we are generally liable for termination charges that can be an amount up to the entire amount payable over the remaining term of the contract for that circuit.

        To date, cost of circuit access has primarily consisted of amounts paid to transport suppliers for circuits. We have negotiated volume discounts and network route-specific discounts under contracts with many of our suppliers. These contracts generally have terms ranging from three to ten years and often include minimum purchase commitments that begin anywhere from six to twelve months after we enter into the contract. At December 31. 2002, these minimum purchase commitments totaled approximately $2.3 million per month. Our aggregate actual purchases under these contracts, which averaged approximately $2.4 million per month for the year ended December 31, 2002, have exceeded these minimum purchase commitments. However, our actual purchases from certain individual suppliers have at times been less than our purchase commitments with those suppliers. If our actual purchases fall short of contractual commitments, we may seek to negotiate alternate arrangements with these suppliers, but in the event that these negotiations are unsuccessful, we may be left with a shortfall that would affect our operating margins. Management believes we are adequately reserved for any commitment shortfalls. In March, 2003, the Company reached a settlement with a supplier whereby the Company reduced its remaining aggregate minimum purchase commitments at December 31, 2002, by approximately $54.8 million. As a result of this settlement, monthly minimum purchase commitments as of March 31, 2003 decreased to $2.0 million per month, while our aggregate actual purchases were $2.1 million in March 2003.

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

        Despite existing barriers to entry in the market for our services, we expect to face additional competition from existing and new global entrants in the future. We believe that any entrant in this market must grow rapidly and achieve a significant presence in the market in order to compete effectively. We believe that the principal competitive factors in this market include the ability to:

  •
  Access, verify, and manage information regarding multiple vendor networks and the sources of supply and demand;
  •
  Provide connections to networks of multiple vendors;
  •
  Provide comprehensive network management services, including troubleshooting and circuit restoration across multiple network environments;
  •
  Secure strategic relationships with carriers and clients;
  •
  Demonstrate and maintain financial stability;
  •
  Provide a high level of ongoing client service and support;
  •
  Locate interconnection facilities in strategic locations; and
  •
  Achieve meaningful brand recognition.

        With our assets and industry expertise, including the UIX database and the capabilities afforded by LATTIS, we believe that we hold a strong advantage over potential competitors who will have to overcome entry barriers including visibility into industry supply and demand as well as replicating the trust we have built up with our clients as a neutral supplier of services and connectivity.

        Because many potential participants in our markets have significant resources, we might not have the resources or expertise necessary to compete successfully in the future. For additional information on the competitive risks that we face, you should read the section entitled "Risk Factors—Competition in our industry is intense and growing, and we may be unable to compete effectively."

Intellectual Property Rights

        We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect proprietary rights in our intellectual property. We have no patented technology that would preclude or inhibit competitors from entering our market. We have applied for registration of certain of our service marks in the United States and in other countries, and have obtained registrations for certain of our service marks in the United States, the European Union, Australia, Indonesia, Korea, Mexico, Thailand, Switzerland, New Zealand and Singapore. Even if additional registrations are granted, we may be limited in the scope of services for which we may exclusively use our service marks. We enter into confidentiality agreements with our employees, consultants and partners, and we control access to, and distribution of, our proprietary information. Our intellectual property may be misappropriated or a third party may independently develop similar intellectual property. Moreover, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Unauthorized use of any of our proprietary information could seriously harm our business.

Government Regulation

        We offer communications services that are subject to regulation by federal, state and local government agencies. Most data and Internet services are not subject to regulation, although some communications services used for access to the Internet are regulated. We have obtained required federal and state regulatory authorizations for our regulated service offerings.

        The Federal Communications Commission (the "FCC") exercises jurisdiction over our facilities and services to the extent those facilities are used to provide, originate or terminate interstate domestic or international telecommunications services. State regulatory commissions will have jurisdiction over our services to the extent they are used to originate or terminate intrastate common carrier communications. Municipalities and other local government agencies may require carriers to obtain licenses or franchises regulating use of public rights-of-way to install and operate their networks. Many of the regulations issued by these regulatory bodies may change and are the subject of various judicial proceedings, legislative hearings and administrative proposals. In addition, federal, state and local authorities may seek to tax the services we provide, which could impair the profitability of our business. We cannot predict the results of any changes.

        We are subject to similar regulatory issues in each country in which we do business or seek to do business. Although the trend in regulation globally is towards less regulation of competitive telecommunications markets, regulations in particular countries may limit our service offerings or our ability to compete effectively.

Federal Regulation

        The FCC regulates us as a non-dominant communications carrier. The FCC's generally applicable regulations permit us to provide domestic interstate telecommunications services without any further authorization, and we also have received authority from the FCC to provide international services between the United States and foreign countries. Our interstate and international services are not subject to significant federal regulation, although we are required to make available to the public schedules of our prices, terms, and conditions for these telecommunications services, and to pay regulatory fees and assessments based on our interstate and international telecommunications revenues. We are also required to comply with various other FCC regulations regarding billing, protection of confidential customer information, retention of records, and other matters. The FCC has the authority to adjudicate complaints regarding our interstate and international rates, terms, and conditions and services, and may condition, modify, cancel, terminate or revoke our licenses and authorizations for failure to comply with federal laws or the rules, regulations and policies of the FCC. The FCC may also impose fines or other penalties for violations. The FCC also requires prior approval of any transfers of control and transfers of assets (including customer accounts) by any regulated company to any other person. While we believe we are in compliance with applicable laws and regulations, we cannot assure you that the FCC or third parties will not raise issues with regard to our compliance.

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

        Incumbent local exchange carriers, or ILECs, such as the local exchange operations of SBC, Verizon, Bell South, Qwest and Sprint, are required to negotiate in good faith with us, and other competing carriers on rates, terms and conditions for interconnection, access to unbundled elements, resale, and other duties imposed by the Telecommunications Act of 1996. The Telecommunications Act provides procedures and timetables for negotiation, arbitration and approval of interconnection agreements. Arbitration decisions involving interconnection arrangements in several states have been challenged and appealed to Federal courts. We may experience delays in negotiating interconnection agreements, and in implementation of those agreements, which could make it difficult for us to provision local loop facilities.

        The duties imposed on ILECs by the Telecommunications Act of 1996 include the following:

        Interconnection.    ILECs are required to provide interconnection for competing local telecommunications carriers at any technically feasible point, on rates, terms and conditions that are just, reasonable and nondiscriminatory.

        Access to Unbundled Elements.    ILECs are required to provide competing telecommunications carriers access to network elements on an unbundled basis at any technically feasible point, on rates, terms, and conditions that are just, reasonable, and nondiscriminatory. Among other things, the FCC rules provide that local loops and dedicated transport, including dark fiber, or fiber-optic lines deployed by telephone companies in anticipation of future use, are among the network elements that ILECs must provide on an unbundled basis. In February 2003, the FCC announced that it will adopt significant changes to its unbundled element access rules, including eliminating the requirement to unbundle certain elements (including OC-n level digital loops and transport services), and allowing state public utility commissions to restrict unbundling of other elements (including DS-1 and DS-3 loops and transport services) if the ILEC can demonstrate (based on criteria to be announced by the FCC) that competitors will not be impaired without access to those elements. The FCC has not yet released the new rules implementing these decisions, so we are unable to analyze fully the effects of these changes on our business. Further, we expect that the new FCC rules will be the subject of court challenges, so that the full effect of the rules will remain uncertain for some time. Changes in the availability of network elements may increase our costs substantially for certain services, and may affect our ability to offer new services.

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

        Pricing Methodologies.    State commissions are required to set arbitrated rates for interconnection, unbundled network elements, and transport and termination arrangements for local calls based on the ILECs forward-looking economic costs, using the total element long run incremental cost, or TELRIC, methodology, plus a reasonable share of forward-looking joint and common costs. In 2002, the U.S. Supreme Court upheld the FCC's authority to adopt the TELRIC pricing methodology, and rejected ILEC challenges to these pricing rules. The FCC has announced, however, that it will review and possibly change some aspects of its TELRIC pricing rules later in 2003. Depending on the outcome of the FCC's review, future prices for access to ILEC networks may be higher than at present.

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

        The Telecommunications Act of 1996 also eliminates previous prohibitions on the provision of long-distance services by the regional Bell operating companies and GTE's telephone operating company subsidiaries. These companies are now generally permitted to compete in providing long-distance services, except that the regional Bell operating companies are not allowed to provide long-distance service within the states in which they also provide local exchange service, known as "in-region service," until they receive specific approval of the FCC on a state-by-state basis, based on satisfying several conditions, including a checklist of requirements intended to open local telephone markets to competition. Over the past three years, Bell companies have been authorized by the FCC to provide in-region service in the majority of states, and it is generally expected that the FCC will rule on applications for authorization in all remaining states before the end of 2003.

ILEC Pricing Flexibility

        In an order issued in August 1999, the FCC granted the major local exchange carriers increased pricing flexibility upon demonstration of increased competition (or potential competition) in relevant markets. Since that order, most of the larger ILECs have obtained FCC permission to exercise pricing flexibility for certain interstate access services under the new rules. The rules give ILECs progressively greater flexibility in setting rates as competition develops, gradually replacing regulation with competition as the primary means of setting prices. The ILECs are now permitted to charge different rates for the same service in different geographic markets, and in some cases to negotiate client-specific price terms. So far, the ILECs have only made limited use of the available pricing flexibility, but over time this flexibility is likely to have a significant impact on the interstate access prices charged by the ILECs with which we compete, and hence on our operations, expenses, pricing and revenue. The ILEC's prices for these services will affect us both directly, as a customer buying services from the ILECs for resale to our client, and indirectly, as a competitor.

Universal Service Reform

        The Telecommunications Act directs the FCC, in cooperation with state regulators, to establish a universal service fund in order to provide subsidies to carriers that provide service to individuals that live in rural, insular or high-cost areas. A portion of carriers' contributions to such fund will also be used to provide telecommunications-related facilities for schools, libraries and certain rural health care providers. The FCC implemented this requirement by adopting rules in June 1997 that require all telecommunications carriers to contribute to the universal service fund based upon their international and domestic interstate end-user telecommunications service revenues. Contribution factors vary quarterly and carriers, including us, are billed monthly. The FCC's implementation of universal service requirements remains subject to judicial and additional FCC review. The FCC currently is considering several potential changes in the way carriers contribute to this fund, and is also considering imposing contribution obligations on providers of broadband Internet access services. Changes to the universal service regime could increase our costs and could have an adverse affect on us.

State Regulation

        We offer intrastate telecommunications services and are subject to various state laws and regulations. Most public utility commissions require some form of certification or registration. We have acquired resale certifications in 49 states and facility based certifications in 46 states. In most states, we are also required to file tariffs or price lists setting forth the terms, conditions and prices for services that are classified as intrastate. We are required to update or amend these tariffs when we adjust our rates or add new products and are subject to various other regulatory requirements, including payment of fees and filing of reports, in these states.

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

        We have been granted authority to provide resold and network-based competitive local exchange and/or inter-exchange services in all of the states in which our UTX facilities are located, and in many other states. We cannot be sure that we will receive the authorizations we may seek in the future.

Local Government Authorizations

        To date, we have not constructed or acquired physical transmission facilities (such as fiber-optic lines) in public rights-of-way. If we do construct new facilities or acquire existing facilities from other parties in the future we may become subject to more extensive local government regulations. In some municipalities, we may be required to pay license or franchise fees based on a percentage of gross revenue, as well as post performance bonds or letters of credit. In many markets, the incumbent providers do not pay these franchise fees or pay fees that are substantially less than those that we will would be required to pay. To the extent that competitors do not pay the same level of fees as we do, we could be at a competitive disadvantage.

International Regulation

        In some countries where we operate or may operate, local laws or regulations limit or require prior government approval for the provision of international telecommunications service in competition with authorized carriers. For example, our provision of services over facilities using our own network or by purchasing minutes from other carriers for resale to our clients may be affected by increased regulatory requirements in a foreign jurisdiction. Also, local laws and regulations differ significantly among the jurisdictions in which we operate or may operate, and, within such jurisdictions, the interpretation and enforcement of these laws and regulations can be unpredictable. We cannot be sure that future regulatory, judicial, legislative or political changes will permit us to offer to residents of these countries all or any of its services or will not have a material adverse effect on us. In addition, we cannot be sure that regulators or third parties will not raise material issues regarding our compliance with applicable laws or regulations, or that governmental decisions will not harm our business.

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

Employees

        As of December 31, 2002, we had 123 full-time employees, none of whom was represented by a labor union. Our future performance depends, in significant part, upon the continued service of our key technical, sales and senior management personnel. All of our executive officers are subject to employment agreements for specific terms. For additional information on these employment agreements, please see "Directors and Executive Officers of the Registrant." The loss of the services of one or more of our key employees could have a material adverse effect on our business, financial condition and results of operations. To date, we have not experienced any work stoppages, and we consider our relations with our employees to be good.

RISK FACTORS

        In addition to the factors discussed elsewhere in this Form 10-K and our other reports filed with the SEC, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of us.

As a result of our incurring indebtedness, we are obligated to comply with financial and other covenants that could restrict our future operating activities.

        We have received a loan from CityNet in the principal amount of $5 million. The loan is secured by substantially all of our assets. If we do not close the Purchase Agreement with CityNet, the entire unpaid principal balance and all accrued but unpaid interest under the loan is payable on April 6, 2004, unless otherwise accelerated under the promissory note. The loan documents generally contain customary covenants including, among others, provisions:

  •
  relating to the maintenance of substantially all of our assets and the assets of our subsidiaries securing the debt;

  •
  restricting our ability to pledge assets or create other liens on our assets or the assets of our subsidiaries;

  •
  restricting our ability to incur additional debt;

  •
  restricting our ability to issue additional securities, make certain changes in our management, and settle material litigation without CityNet's consent;

  •
  requiring us to use our commercially reasonable efforts to maintain the listing of our common stock on the NASDAQ Small Cap Market;

  •
  restricting our ability to adversely amend or modify, terminate, supplement, supersede or waive any material rights under any material agreement to which we or our subsidiaries are a party; and

  •
  restricting our ability to make dividends, distributions and other payments.

        These covenants may restrict our operations and ability to pursue potentially advantageous business opportunities. Our failure to comply with these covenants could also result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of the debt.

        Our ability to repay the indebtedness when due will depend upon our ability to generate sufficient revenue, or to renegotiate or replace the indebtedness with CityNet on terms and conditions favorable to us, if at all. There can be no assurance that we will generate sufficient revenue or be able to renegotiate or replace the indebtedness with CityNet on terms and conditions favorable to us. If we are unable to repay or replace the indebtedness when due, CityNet will be permitted to exercise its rights under the security agreement securing the indebtedness and take possession of substantially all of our assets and dispose of such assets to satisfy the indebtedness.

We may require additional financing in the future to meet our operating needs and if we cannot obtain such financing on commercially reasonable terms, our ability to operate our business may suffer.

        We have received secured debt financing from CityNet of $5 million. If we do not close the Purchase Agreement to CityNet we may require additional financing in the future. Additionally, even if we complete the stock sale to CityNet, we may need additional financing in the future to meet our operating needs. There can be no assurance that additional financing will be available to us on terms and conditions favorable to us, if at all. If we are unable to obtain additional financing when needed or on acceptable terms, we may have to curtail our operations, delay or abandon our business plans or take further actions to strengthen our cash position, which could materially adversely affect our ability to continue our operations. Moreover, without adequate financing, potential customers who otherwise would select our services to purchase may decide to buy from other vendors whom the customers perceive to have greater financial stability.

The completion of the stock sale to CityNet is subject to fulfillment of a variety of conditions and contingencies including, among other things, our satisfying certain financial covenants and obtaining approval of our stockholders.

        Completion of the stock sale to CityNet is conditioned upon a variety of conditions and contingencies including, among other things, there being no event or series of events having a material adverse effect on our business, operations, condition or future prospects of our business as currently being conducted by us and our subsidiaries, our shareholders approving the stock sale and the transactions contemplated by the Purchase Agreement, and our satisfying certain cash and cash equivalent and net working capital thresholds at the closing. If any of these conditions is not satisfied, CityNet may elect not to consummate the transactions contemplated by the stock purchase agreement. If the Purchase Agreement does not close, we may need additional financing to continue our business plans and operations. There can be no assurance that such financing is available on terms and conditions satisfactory to us, if at all.

After consummation of the Purchase Agreement, CityNet will own a majority of our outstanding common stock on a fully-diluted basis. This may discourage third party bidders.

        After completion of the stock sale to CityNet, CityNet will have significant control over our operations. CityNet will own approximately 55% of our outstanding common stock on a fully-diluted basis (excluding those options and warrants outstanding at the closing of the Purchase Agreement having an exercise price above $1.00). In addition, upon completion of the stock sale, CityNet will have the power to designate five out of nine of the members of our board of directors. The extent of CityNet's control over us may have the effect of discouraging third party offers to acquire us.

Consummation of the Purchase Agreement will result in significant dilution of our stockholders' equity interests.

        Upon consummation of the stock sale, the equity interests of our existing common stockholders, as a percentage of the total number of the outstanding shares of our common stock, will be significantly diluted. If the stock sale is consummated, as of the date of the closing of the stock sale our existing holders of common stock will own approximately 45% of our then-outstanding common stock, on a fully-diluted basis (excluding those options and warrants outstanding at the closing of the Purchase Agreement having an exercise price above $1.00). If, in the future, we need to issue additional shares of common stock to fund our business, our common stockholders would be further diluted.

Our continued NASDAQ Small Cap Market listing is not assured, which would reduce the liquidity in the market for our common stock and make capital raising and other transactions more difficult.

        In 2002, we moved from the NASDAQ National Market System to the NASDAQ Small Cap Market. As a result, future capital raising activities and acquisitions may be more difficult due to increased state securities laws compliance obligations. The NASDAQ Small Cap Market requires a minimum bid price of $1.00 for continued listing. On March 20, 2003, the closing price of our Common Stock on the NASDAQ Small Cap Market was $0.12. We have until June 3, 2003 to demonstrate compliance with the $1.00 per share requirement although the NASDAQ Small Cap Market may extend that deadline by 90 days if we meet certain criteria. Our board of directors may consider authorizing a reverse stock split of our common stock in an effort to increase the market price of our common stock. There can be no assurance, however, that the market price per share of our common stock after a reverse stock split will increase or if it does increase that it will not decline after the reverse stock split. Furthermore, the liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding after a reverse stock split. Accordingly, we cannot predict whether we will be able to maintain compliance with the minimum bid requirement or NASDAQ's other requirements for continued listing. If we are de-listed from the NASDAQ Small Cap Market, our common stock would trade, if it traded at all, in the over-the-counter market, which is viewed by most investors as a less desirable, less liquid marketplace. Among other things, this would place increased regulatory burden upon brokers, making them less likely to make a market in our stock. Loss of our NASDAQ Small Cap Market status would likely make it more difficult for us to raise capital in the future.

        Additionally, if we lose our NASDAQ Small Cap Market status stockholders may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our common stock thereby reducing the liquidity of our stock, making it difficult for a stockholder to buy or sell our stock at competitive market prices, or at all, and we may lose support from institutional investors, brokerage firms and market makers that currently buy and sell our stock and provide information to investors about us. Delisting could also cause the price of our stock to decrease further.

        Under the terms of the Purchase Agreement with CityNet, we must use our commercially reasonable efforts to maintain our listing on the NASDAQ Small Cap Market including, but not limited to authorizing and consummating a reverse stock split of our common stock. If we do not use our commercially reasonable efforts to maintain the listing of our common stock on the NASDAQ Small Cap Market, CityNet may assert that we are in breach of the stock purchase agreement and fail to consummate the stock sale transaction.

By entering into the Purchase Agreement with CityNet our ability to enter into an alternative transaction may be limited.

        By entering into the Purchase Agreement with CityNet our ability to enter into an alternative transaction may be limited. Under the Purchase Agreement, if our board of directors determines an alternative transaction is more favorable to our stockholders and/or creditors than the Purchase Agreement, we are required to pay CityNet certain termination fees of up to approximately $3 million. Because we are required to pay CityNet these fees, our ability to accept and enter into an alternative transaction or a transaction at a substantially increased valuation may be significantly limited.

Industry conditions and further deterioration in credit quality may affect our clients' ability to pay their obligations to us in a timely manner or at all and may affect the ability of our carrier suppliers to provide reliable service.

        We operate in a highly concentrated, high-risk market that has experienced a general deterioration of credit quality. Credit-quality concerns, which have historically affected smaller network service providers and subsequently smaller telecommunications providers, have more recently impacted, and continue to impact, larger telecommunications providers and carriers. Several of our significant clients, including WorldCom, Teleglobe, Group Telecom and Abovenet/MFN, have filed for reorganization or liquidation under the bankruptcy laws. As a result of the decline in credit quality and these bankruptcies, some of our clients may have inadequate financial resources to meet all of their obligations and may seek to reject or renegotiate their purchase agreements with us. If either significant clients or a significant number of smaller clients are unable to meet their obligations to us, reject their contracts or renegotiate their contracts, we may not be able to recognize future revenues and we may also incur additional bad debt expenses and experience reduced opportunities for growth. If a client fails to pay us, we may remain obligated to third parties for the cost of circuits previously provided to the client. Current or former clients who are bankrupt might file preference actions to try to recover amounts that they previously paid us. These events would harm our cash flow, results of operations and financial condition, as would future deterioration in market conditions in our industry or in the creditworthiness of our significant clients or a significant number of smaller clients.

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

        We have incurred significant losses since inception and expect to continue to incur losses in the future. As of December 31, 2002, we had an accumulated deficit of $272 million. Our revenues have decreased to $101.2 million in the twelve months ended December 31, 2002 from $122.4 million in the twelve months ended December 31, 2001. We cannot be certain that we will be successful in reducing our costs, that we will be able to increase our revenues or that we will achieve sufficient revenues to become profitable. We expect to continue to incur expenses in order to:

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

        Our ability to successfully offer our services and implement our business plan in a rapidly evolving market requires effective planning and management of our operations, including our workforce. At December 31, 1997, we had five employees. By the first quarter 2001, we had over 400 full-time employees. Since that time, we have reduced our headcount to approximately 123 full-time employees. These periods of growth and headcount reductions and potential growth in future operations will continue to place a significant strain on our management systems and resources. We cannot be sure that our reduced workforce will be sufficient for us to identify and take advantage of market opportunities and manage multiple relationships with various clients, suppliers and other third parties. If our operations and headcount grow in the future, we expect that we will need to improve our financial and managerial controls, reporting systems and procedures, and expand, train and manage our workforce, and we cannot be sure that will be able to manage this potential expansion effectively.

Our cash resources and operating flexibility may diminish if our relationships with our carrier suppliers deteriorate.

        Certain of our carrier suppliers might claim the right to demand a security deposit or accelerated payment terms from us due to our financial condition or payment history. Our carrier suppliers may further seek to bill us for purported failure to meet purchase commitments or purported under billings or other billings notwithstanding factual or legal disputes regarding any such purported failure. If we are required to pay any of these amounts, our cash resources could be materially diminished. Some of these failures may be claimed by incumbent local exchange carriers, which historically have been reluctant to engage in negotiations on such matters and if they do engage in negotiations, often refuse to significantly reduce the amounts they claim we owe. Such disputes may also affect the willingness of suppliers to provide us with capacity or other services, which would reduce our operating flexibility and ability to deliver services to existing or potential clients. If the supplier in any such dispute enters a bankruptcy or similar proceeding, our business relationship with the supplier could be disrupted, which would impair our ability to negotiate. As of December 31, 2002, the Company had $19.2 million in open billing disputes with carriers.

Our limited operating history makes forecasting difficult.

        We have a limited operating history and, therefore, limited meaningful historical financial data upon which to base our planned operating expenses and to accurately predict trends in our business. Accordingly, we are subject to all of the risks that are associated with companies in an evolving industry and in an early stage of development, including:

  •
  Under capitalization;

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

        For example, from time to time we enter into long-term agreements with communications transport suppliers for the supply and installation of communications network capacity. These agreements may generally provide for minimum revenue commitments from us, which we must negotiate based on forecasts of our future network capacity requirements. At December 31, 2002, these minimum purchase commitments totaled approximately $2.3 million per month. If we fail to forecast our network capacity requirements accurately or fail to accurately forecast other aspects of our business, it will be difficult for us to meet these minimum purchase commitments or to become profitable. In addition, it may be difficult for us to meet these minimum purchase commitments if our clients refuse to use capacity provided by a supplier that has filed for bankruptcy protection or is otherwise financially distressed. At March 31, 2003, due to successful negotiations with a carrier, our minimum purchase commitments were reduced to approximately $2.0 million per month.

We have an unproven business model, and we cannot be sure that we can profitably manage and market our services to clients.

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

        We are party to several legal proceedings. Certain of these proceedings relate to transactions that we have entered into with companies that are currently in bankruptcy. In addition, a securities class action lawsuit is pending against us. Management believes that these lawsuits are without merit, and we intend to defend these actions vigorously or to settle these lawsuits. Because of the complexity of certain of the transactions underlying these lawsuits, as well as the inherent uncertainty of litigation, however, it is possible that the outcome of one or more of these cases may be adverse to the Company. In addition, the resources required to defend these cases, including the management time and attention required to adequately defend the Company's position, and the costs of potential settlements, or any judgment award may adversely affect our results of operations and financial position.

If we have difficulties or delays in delivering circuits to our clients, our ability to generate revenue will suffer and we may lose existing and potential new clients.

        It typically takes 30 to 90 days to supply a circuit for a client, and we do not begin to recognize revenue until a circuit has been installed and accepted by the client. Once we agree to facilitate the supply of a circuit for a client, we negotiate with one or more transport suppliers and manage the personnel and field technicians of multiple vendors. A client can withdraw its order with minimal liability at any time before accepting the circuit. We may experience difficulties in facilitating the supply of circuits if our transport suppliers run out of capacity, which would force us to look for alternative sources of capacity on short notice. In addition, credit concerns, billing or other disputes with our suppliers may adversely effect their willingness to provide capacity in a timely manner. If we are unable to facilitate the supply of a circuit in a timely manner or fail to obtain client acceptance of the circuit, we would be unable to recognize revenues for that circuit, may incur financial liability to our supplier for that circuit, and our operating results would be adversely affected. Furthermore, because our clients may cancel orders at any time before accepting the circuit, we may find it difficult to forecast revenue and plan our expenses accordingly.

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

        We may need to hire additional personnel in the future, and we believe our success depends, in large part, upon our ability to attract and retain our key employees. Attracting and retaining key employees is becoming more difficult due to recent negative publicity regarding our industry, our low stock market capitalization, our limited financial resources and our recent workforce reductions. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel could limit our ability to generate revenues and to operate our business

Our ability to implement and maintain our UIX database is a critical business requirement, and if we cannot maintain precise data, we might be unable to cost-effectively facilitate obtaining circuits for our clients.

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

        The market in which we operate is rapidly evolving and highly competitive. We believe that at this time no single competitor competes directly with us with respect to all of the services we offer; however, we currently or potentially compete with a variety of companies, including some of our transport suppliers, with respect to our products and services individually, including:

  •
  National and local carriers, such as AT&T, Level 3, Broadwing, Qwest, Sprint, WorldCom and WilTel;

  •
  Companies that provide collocation facilities, such as Switch & Data, AT&T and Equinix;

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

        Moreover, while recent regulatory initiatives allow carriers such as us to interconnect with incumbent local exchange carrier facilities and to obtain unbundled network elements from incumbent local exchange carriers, certain initiatives also provide increased pricing flexibility for, and relaxation of regulatory oversight of, incumbent local exchange carriers. This may present incumbent local exchange carriers with an opportunity to subsidize services that compete with our services with revenues generated from non-competitive services. This would allow incumbent local exchange carriers to offer competitive services at lower prices. Existing laws also restrict the Regional Bell Operating Companies from fully competing with us in the market for interstate and international long-distance telecommunications services, but also permit the FCC to lessen or remove some restrictions. Recently the Bell companies have received FCC permission to offer long-distance services to customers in a number of states, and the FCC is expected to consider several additional requests for this relief in the near future. These FCC decisions under existing law, or future amendments to Federal telecommunications laws permitting the regional Bell operating companies to compete fully with us in this market, may result in a reduction to our revenues from these services if these companies are able to attract substantial business from our clients.

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

The unpredictability of our operating results may adversely affect the trading price of our common stock.

        Our revenues and operating results may vary significantly from period to period due to a number of factors, many of which we cannot control and any of which may cause our stock price to fluctuate. These factors include the following:

  •
  Uncertainty regarding timing for supplying circuits or failure to obtain client acceptance of circuits;

  •
  Decisions by existing clients not to renew services on a timely basis when existing client contracts terminate;

  •
  Decisions by existing clients operating under bankruptcy protection to reject agreements with us to try to recover from us in preference actions amounts that they previously paid us;

  •
  The amount of unused circuit capacity that we hold;

  •
  Costs related to acquisitions of technology or businesses;

  •
  Costs related to defending and settling litigation;

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

        We expect our operating expenses to remain relatively constant or decline moderately in future periods. Our operating expenses are largely based on anticipated revenue trends, and a high percentage of our expenses are, and will continue to be, fixed in the short term due in large part to maintenance of our UTX facilities. As a result, fluctuations in our revenue for the reasons set forth above, or for any other reason, could cause significant variations in our operating results from period to period and could result in substantial operating losses.

        Because of these factors, we believe that period-to-period comparisons of our operating results are not, and will not be, a good indication of our future performance. It is likely that, in some future quarters, our operating results may not meet the expectations of public market analysts and investors. In that event, the price of our common stock may fall.

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

        We may be subject to legal claims and be liable for losses suffered by clients and carriers for disruptions to circuits or damage to client or carrier equipment resulting from failures at our facilities or on the networks of third party providers. We generally provide outage credits to our clients if circuit disruptions occur. If our circuit failure rate is high, we may incur significant expenses related to circuit outage credits, which would reduce our revenues and gross margins. We would also incur significant expenses in investigating and addressing the causes of such circuit failures, which would divert resources from the maintenance or expansion of our services and cause our business to suffer. In addition, we may lack the resources to investigate and address any such failures in as timely a manner as our clients may expect, which may damage our business relationship with those clients and reduce our ability to obtain future business. Clients may seek to terminate their contracts with us if there is a circuit failure. In addition, if our circuit failure rate is high, our reputation could be harmed.

Terrorist attacks and threats or actual war may negatively impact our business, financial condition and results of operations.

        Our business is affected by general economic conditions that can decline as a result of numerous factors outside of our control, such as terrorist attacks and acts of war. Recent terrorist attacks against the United States, as well as events occurring in response to or in connection with them, including future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions impacting our suppliers or our clients, may adversely impact our operations. As a result, there could be delays or losses in the delivery of our service, decreased sales of our services and extension of time for payment of accounts receivable from our clients. Strategic targets such as communications networks and the Sears Tower (where our principal business offices are located) may be at greater risk of future terrorist attacks than other targets in the United States. This occurrence could have an adverse impact on our operations. It is possible that any or a combination of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

We depend on several large clients, and the loss of one or more of these clients, or a significant decrease in total revenues from any of these clients, would likely significantly reduce our revenue and income.

        Historically, a substantial portion of our revenues has come from a limited number of clients. For example, for the year ended December 31, 2000, our four largest clients accounted for approximately 74% of our total revenues, and for the year ended December 31, 2001, our three largest clients accounted for approximately 56% of our total revenues. For the year ended December 31, 2002, our three largest clients accounted for approximately 39% of our total revenues. We have a number of significant contracts with these clients under which we derive a significant amount of our revenues. These contracts expire on various dates between now and March 2005. If, through a bankruptcy proceeding or otherwise, we lose one or more large clients, or if one or more of our large clients reduces the services they purchase from us or otherwise renegotiates the terms on which they purchase services from us and we fail to add new clients, our revenues could decline and our results of operations would suffer.

The market for our UTX services is unproven, and we have limited experience providing our UTX services.

        The market for our UTX services has been developing much slower than expected. To date, we have derived substantially all of our revenues from providing on-going circuit access, and we have only limited experience providing our UTX services. While management believes our UTX facilities have significant value to the Company's business, we have tested and impaired our UTX sites in 2002 in compliance with SFAS No. 144, which is explained in detail in footnote 11 to the Consolidated Financial Statements contained in this report. Our ability to generate revenues from UTX services will suffer if the market for these services fails to develop or develops more slowly than we expect.

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

        We have been required to obtain authorization from the FCC, many state public utilities commissions and foreign regulatory authorities to offer particular types of telecommunications services. Pursuant to these authorizations, we have to comply with a variety of regulatory obligations on an ongoing basis. We cannot assure you that the FCC, state commissions or foreign authorities will grant us required authority (or do so in a timely manner), or refrain from taking action against us if we are found to have violated any applicable requirements. If authority is not obtained or if our schedules of prices, terms and conditions are not filed, or are not updated, or otherwise do not fully comply with the rules of the FCC or state or foreign regulatory agencies, third parties or regulators could challenge our ability to offer our services or attempt to impose fines. Such challenges or fines could cause us to incur substantial legal and administrative expenses.

        Because we purchase telecommunications services from other carriers (including both long-distance and local telephone companies) for resale to our customers, our costs of doing business can be affected by changes in regulatory policies affecting these other carriers. For example, the FCC has recently announced decisions that may increase the costs of some dedicated transmission services offered by the local telephone companies. We cannot control and often cannot predict these types of decisions or their impact on our business operations.

        Changes to existing regulations in particular markets may decrease the opportunities that are available for us to enter into those markets, or may increase our legal, administrative or operational costs, or may constrain our activities in other ways that we cannot necessarily anticipate.

Required regulatory approvals may interfere with or delay corporate transactions.

        As a regulated company, we may be required to obtain the approval of the FCC and certain state and foreign regulators before completing the CityNet transaction or engaging in certain other types of transactions, including some mergers, acquisitions of other regulated companies, sales of all or substantial parts of our business, issuances of stock, and incurrence of debt obligations. The particular types of transactions that require approval differ in each jurisdiction. If we cannot obtain the required approvals, or if we encounter substantial delays in obtaining them, we may not be able to enter into transactions on favorable terms and our flexibility in operating our business will be limited. If our flexibility is limited, we may not be able to optimize our operating results.

We may incur operational and management inefficiencies if we acquire new businesses or technologies.

        To further our strategy, we may seek to acquire businesses and technologies that we believe will complement our existing business. Any such acquisitions would likely involve some or all of the following risks:

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

If we do not continue to train, manage and retain our employees, clients may significantly reduce purchases of our services.

        Our employees are responsible for providing our clients with technical and operational support, and for identifying and developing opportunities to provide additional services to our existing clients. If we fail to train, manage and retain our employees, we may be limited in our ability to gain more business from existing clients, and we may be unable to obtain or maintain current information regarding our clients' and suppliers' communications networks, which could limit our ability to provision future circuits for our clients.

Failure to successfully maintain and upgrade our management information systems could harm our ability to operate or manage our business effectively.

        We are in the process of augmenting our management information systems to facilitate management of client order, client service, billing and financial applications. Our ability to manage our business could be harmed if we fail to successfully and promptly maintain and upgrade our management information systems as necessary. In addition, our ability to efficiently operate our business could suffer if the software that runs our information systems malfunctions.

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

        A small number of our current stockholders hold a substantial number of shares of our common stock. Sales of a substantial number of shares of our common stock or market expectations that these sales may occur could cause our stock price to fall. In addition, the sale of these shares could impair our ability to raise necessary capital through the issuance of additional common stock.

ITEM 2. PROPERTIES

        Our headquarters are located in Chicago, Illinois, where we lease office space under an agreement expiring in July 2012. Our UTX leases expire on various dates between October 2004 and November 2015. We also lease office space in other locations for sales and other business operations. With these facilities and our other administrative and Network Operation Center facilities, we currently lease approximately 205,000 square feet.

        As of December 31, 2002, 2 sites, which were formerly considered "UTX Facilities" in prior periods, are now considered "Other Business Locations" as these sites are no longer used for the interconnection of circuits. On December 1, 2002, an agreement was signed to terminate the lease related to one of our facilities, previously classified as a UTX, effective January 31, 2003. As such, we do not list or count the related space for this facility here.

UTX Facility Sites	Sales Office Sites	Other business locations
Atlanta, Georgia	New York, New York	Boston, Massachusetts
Chicago, Illinois (2 locations)	Chicago, Illinois (HQ)	Dallas, Texas
Dallas, Texas		Glastonbury, Connecticut
Denver, Colorado		Phoenix, Arizona
Los Angeles, California (2 locations)		Santa Clara, California (4 locations)
Miami, Florida (2 locations)		Toronto, Ontario Canada
New York, New York (3 locations)		Vienna, Virginia
San Francisco, California
Seattle, Washington
Washington D.C.

ITEM 3. LEGAL PROCEEDINGS

        In November 2001, a complaint was filed in federal district court for the Southern District of New York on behalf of a purported class of persons who purchased our stock between March 16, 2000 and December 6, 2000. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities. The complaint brings claims for violation of several provisions of the federal securities laws against the underwriters of our IPO, and also against us and certain of our former directors and officers under the Securities Act of 1933 and the Exchange Act of 1934. Similar lawsuits concerning more than 300 other companies' initial public offerings were filed in 2001, all of which were consolidated into a single coordinated proceeding in the Southern District of New York. In July 2002, the defendants in the consolidated actions filed motions to dismiss all of the cases in the litigation, including the case involving us. On February 19, 2003, the Court ruled on the motions to dismiss. The motions to dismiss the claims under the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including us. The Court also denied our motion to dismiss the claims against us under the Exchange Act. The former directors and officers named in the complaint signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002. We believe that the allegations against us are without merit.

        In February 2000, a complaint was filed in the Superior Court of California, County of Santa Clara, against us, certain of our directors and officers and other parties by Point West Ventures, LP ("Point West"), previously known as Fourteen Hill Capital, LP and certain other shareholders in Vaultline Incorporated. The claim arises out of a letter of intent that we entered into in December 1998 relating to our potential acquisition of Vaultline. The claimants contend that a mutual settlement agreement executed by the president of Vaultline was unauthorized and are seeking damages in excess of $10,000,000. We believe that the allegations against us are without merit. On May 4, 2000, the Superior Court granted our petition to compel arbitration and to stay proceedings pending arbitration. No arbitration demand has ever been made against us in this matter. In February 2002, Point West was placed into receivership by the United States District Court. The United States Small Business Administration was appointed as Receiver. In January 2003, certain of the plaintiffs' claims were voluntarily dismissed without prejudice.

        Level 3 Communications, LLC has filed an action in the United States District Court for the Eastern District of Virginia, and the action has been referred to a bankruptcy judge. The complaint names as defendants the Company, three bankrupt entities (Aleron, Inc., Aleron U.S., Inc., and TA Acquisition Corp.), and those three entities' bankruptcy trustee. In its complaint, Level 3 claims that it is owed for certain telecommunication services provided under contracts between Level 3 and TA Acquisition and for termination charges under those contracts. Level 3 seeks a declaration establishing the defendants' liability, if any, under the contracts and a judgment in those amounts against the defendants, including us. Level 3 has not specified the amount of damages it seeks. We have answered Level 3's complaint and denied any liability. No trial date in the action has been set. We believe that the allegations against us are without merit.

        Qwest Communications Corp. has filed an action in the United States District Court for the Eastern District of Virginia, and the action has been referred to a bankruptcy judge. The amended complaint names as defendants the Company and three bankrupt entities (Aleron U.S., Inc., Aleron, Inc., and TA Acquisition Corp.). In its amended complaint, Qwest claims that it is owed for certain telecommunications services provided under contracts between Qwest and TA Acquisition. In its amended complaint, Qwest requests a declaration that defendants are jointly and severally liable for approximately $3.5 million under those contracts. We have filed a motion to dismiss the amended complaint, which was granted in part and denied in part on November 14, 2002. We subsequently answered the amended complaint and denied any liability. No trial date in the action has been set. We believe that the allegations against us are without merit. In March 2003 we entered into a settlement agreement with Qwest relating to the claims Qwest brought against us. In March 2003, the Company paid Qwest $625 and may have to pay an additional $125 to settle the litigation and as a prepayment of certain services, and Qwest is to dismiss us from the suit.

        Before their conversion under Chapter 7 of the Bankruptcy Code, Aleron, Inc. and TA Acquisition Corp. listed potential claims against us in their Chapter 11 schedules listing their assets. Aleron stated that it "has substantial breach of contract and other claims against Universal Access" arising out of contractual agreements and provided that the estimated value of the claims was between $3 and $5 million. TA Acquisition stated that it "may have substantial claims against Universal Access" and provided that the value of those claims was unknown. We believe that the claims against us are without merit.

        We and certain of our former directors and officers are defendants in an action pending in the United States District Court for the Eastern District of Texas, Frandsen v. Universal Access, Inc., et al., No. 9:02CV103 (E.D. Tex.). The complaint alleged causes of action for securities fraud in connection with public disclosures made by our officers between 2000 and 2002. We believe that the allegations against us are without merit. On March 5, 2003, the court granted a motion to dismiss the complaint and has permitted plaintiffs the opportunity to replead the complaint with respect to a minority of the alleged misstatements. On March 20, 2003, plaintiffs filed a motion for reconsideration of, and to vacate, the court's March 5 order. Plaintiffs have not specified the amount of damages they seek.

        We have settled the adversary proceeding that Sphera filed against us. On August 22, 2002, the United States Bankruptcy Court for the District of New Jersey authorized and approved the Sphera Settlement Agreement, as described above under "Operations and Administration (Excluding Stock Plan Compensation)." Pursuant to the Sphera Settlement Agreement, the suit filed by Sphera has been dismissed, we have received certain payments and we may receive additional payments. Lance Boxer, our President and CEO, previously served as CEO of Sphera and is a party to the Sphera Settlement Agreement.

        In November 2002, a placement agent that we engaged in 2001 filed a complaint against us in the Central District of California claiming that the placement agent was entitled to certain amounts in connection with a credit facility that we purportedly had entered into. We have settled the matter and the suit was dismissed in January 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the quarter ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        In 2002, the Company moved from the NASDAQ National Market System to the NASNAQ Small Cap Market, where our common stock is quoted under the symbol "UAXS". The following tables set forth the range of the high and low sales prices per share of our common stock as reported on the NASDAQ National Market for the periods indicated:

	High	Low
Fiscal Year 2002:
Fourth Quarter	$0.48	$0.11
Third Quarter	0.48	0.12
Second Quarter	1.66	0.18
First Quarter	5.98	1.21
	High	Low
Fiscal Year 2001:
Fourth Quarter	$5.00	$0.76
Third Quarter	5.25	0.70
Second Quarter	7.05	3.30
First Quarter	17.00	4.50

        As of December 31, 2002 and 2001, the number of stockholders of record was 844, and 815 respectively. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

        We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, to operate and expand our business and do not expect to pay any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

        The selected consolidated financial data set forth below should be read in conjunction with our financial statements and the notes to our financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included as Item 7 in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2002, 2001, and 2000, and the consolidated balance sheet data as of December 31, 2002 and 2001 are derived from, and are qualified by reference to, the audited financial statements included as Item 8 in this Form 10-K. The consolidated statement of operations for the year ended December 31, 1999 and 1998, and the consolidated balance sheet data as of December 31, 2000, 1999 and 1998 are derived from audited financial statements not included in this Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Twelve Months Ended December 31,
	2002	2001	2000	1999	1998
Statement of operations data:
Total revenues	$101,155	$122,389	$51,122	$14,259	$1,629
Operating expenses:
Cost of circuit access (exclusive of depreciation shown below)	75,067	82,772	37,991	12,021	1,256
Operations and administration (excluding stock plan compensation)	53,693	73,181	60,037	13,494	1,516
Operations and administration (stock plan compensation)	2,708	28,343	3,127	8,146	689
Depreciation and amortization	15,857	13,864	5,027	942	47
Impairment of property, plant, and equipment	54,227	587	—	—	—
Impairment of goodwill	4,472	—	—	—	—
Restructuring and other nonrecurring charges (credits)	(9,899)	35,438	—	—	—
Total operating expenses	196,125	234,185	106,182	34,603	3,508
Operating loss	(94,970)	(111,796)	(55,060)	(20,344)	(1,879)
Other income (expense):
Interest expense	(28)	(644)	(510)	(81)	(27)
Interest income	833	3,972	8,682	739	8
Gain (loss) on foreign exchange	(16)	(1)	29	—	—
Other expense	(655)	(101)	322	33	(100)
Total other income (expense)	134	3,226	8,523	691	(119)
Net loss	(94,836)	(108,570)	(46,537)	(19,653)	(1,998)
Accretion and dividends on redeemable and non-redeemable cumulative convertible preferred stock	—	—	—	(10,207)	(28)
Net loss applicable to common stockholders	$(94,836)	$(108,570)	$(46,537)	$(29,860)	$(2,026)
Basic and diluted net loss per share	$(0.96)	$(1.17)	$(0.60)	$(0.96)	$(0.07)
Shares used in computing basic and diluted net loss per share	98,507	92,546	77,830	31,142	29,063
Pro forma basic and diluted net loss per share				$(0.53)	$(0.07)
Shares used in computing pro forma basic and diluted net loss per share				56,855	30,069

	December 31,
	2002	2001	2000	1999	1998
Balance sheet data:
Cash	$12,353	$20,758	$56,931	$38,024	$844
Working capital	(12,108)	15,997	80,473	33,337	(562)
Total assets	46,717	175,651	227,022	64,265	1,969
Total long-term debt, net of current portion	—	1,063	1,153	2,369	149
Total stockholders' equity (deficit)	8,883	98,964	177,362	52,042	(1,282)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues

        Revenues for the twelve months ended December 31, 2002 decreased to $101.2 million from $122.4 million for the twelve months ended December 31, 2001. Substantially all of our revenues consisted of circuit revenues. The decrease in revenues for the twelve months ended December 31, 2002 compared to the twelve months ended December 31, 2001 were attributable to circuit disconnections and lengthening new business cycles. The decreases in revenues was partly offset by two non-recurring settlement transactions with a customer. The customer terminated certain circuit and lease contracts with the Company, resulting in one-time termination revenues of $1.3 million and $1.4 million, respectively, in the third quarter of 2002. We expect that continued negative trends in the telecommunications industry will continue to adversely affect our revenues. Revenue generated from international operations was not material.

        When collectibility of a receivable is not assured in the month service is provided, we recognize the revenues when payment is received, not at the time the services are provided, as described in Note 1 in the Notes to Consolidated Financial Statements contained in this report.

Cost of Circuit Access

        Cost of circuit access for the twelve months ended December 31, 2002 decreased to $75.1 million compared to $82.8 million for the twelve months ended December 31, 2001. As a percentage of total revenues, cost of circuit access increased for the twelve months ended December 31, 2002 to 74% from 68% for the twelve months ended December 31, 2001. The decrease in cost of circuit access in absolute dollars in 2002 was primarily attributable to a decrease in circuit revenues described above. The increase in circuit cost as a percentage of total revenues for the twelve months ended December 31, 2002 was primarily attributable to maintaining circuits for bankrupt customers for which no revenue was recognized and increased costs when circuits are disconnected before the end of their term. These costs from maintaining circuits for bankrupt customers are eventually eliminated as the circuits related to bankrupt customers are disconnected following the termination of service by the customer.

Operations and Administration (Excluding Stock Compensation)

        Operations and administration expenses (excluding stock plan compensation) decreased $19.5 million to $53.7 million for the twelve months ended December 31, 2002 from $73.2 million for the twelve months ended December 31, 2001. This decrease primarily resulted from the restructuring of facilities and personnel.

        The number of employees decreased to 123 at December 31, 2002 from 274 at December 31, 2001, and we expect headcount to remain relatively flat for 2003. Employee compensation and related payroll taxes decreased $15.8 million to $23.5 million for the twelve months ended December 31, 2002 from $39.3 million in the twelve months ended December 31, 2001. Similarly, rent for corporate offices and sales offices decreased $2.3 million to $8.7 million for the twelve months ended December 31, 2002 from $11.0 million in the twelve months ended December 31, 2001 due primarily to restructuring and the related charge recorded in the third quarter of 2001.

        The Company recorded bad debt expense of $3.2 million for the twelve months ended December 31, 2002 compared to an expense of $5.1 million for the twelve months ended December 31, 2001. The decrease in bad debt expense is the result of increased focus by the Company on the collections of receivables and the increase in the receipt of security deposits and prepayments for high credit risk customers.

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

        Based on impairment reviews performed at June 30, 2002 and December 31, 2002, the Company recognized an aggregate $54.2 million impairment charge to reduce the carrying value of UTX assets, leasehold improvements and furniture and fixtures, ATM equipment, and a web-based pricing, quoting and provisioning software tool (Project Gemini) as described in Note 11 in the Notes to Consolidated Financial Statements contained in this report.

        During the first quarter of 2002, the Company loaned $1.1 million to Sphera under the Company's post-petition loan agreement with Sphera. In addition, during the three months ended June 30, 2002, the Company disbursed additional amounts totaling $1.0 million to Sphera and to a trust account established by the counsel for the official unsecured creditors' committee. Based on the net amounts the Company believes to be ultimately recoverable under the Sphera Settlement Agreement at December 31, 2002, the Company has expensed approximately $2.0 million of the $2.1 million disbursed under the loan agreement. Lance Boxer, our President and CEO, previously served as CEO of Sphera and is a party to the Sphera Settlement Agreement.

        As of December 31, 2002, the company no longer has any facilities or employees in Europe and all foreign operations have been transferred to our corporate headquarters in Chicago.

Operations and Administration (Stock Plan Compensation)

        During fiscal year 1999 and the fiscal year of 2000, we granted stock options to employees and non-employees with per share exercise prices deemed to be below the fair market value of our common stock at the dates of grant. These stock option issuances have resulted in stock option plan compensation charges, which are initially deferred and subsequently amortized over the vesting period of the related options. Stock plan compensation expense decreased $25.6 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001. The decrease in stock plan compensation between periods primarily relates to the grant of options with an exercise price below the fair market value of our common stock on the date of grant during the third quarter of 2001 and the grant of restricted shares to employees in the fourth quarter of 2001.

        There were 9,662,577 and 5,644,848 stock options outstanding at December 31, 2002 and 2001, respectively. Unearned deferred compensation decreased $11.2 million for the twelve months ended December 31, 2002, of which $6.0 million was due to the forfeiture of restricted shares of terminated employees. Please refer to Note 18 in the Notes to Consolidated Financial Statements contained in this report for additional information.

Depreciation and Amortization

        Depreciation expense includes depreciation of furniture, fixtures, leasehold improvements and equipment at our office facilities and of equipment at our UTX facilities. Depreciation expense for the twelve months ended December 31, 2002 increased to $15.7 million compared to $12.7 million for the twelve months ended December 31, 2001. The increase in depreciation is primarily attributable to the timing of when UTX facilities were placed into service in 2001 and capital expenditures related to UIX database development.

        Amortization expense decreased $709 to $169 in the twelve months ended December 31, 2002, compared to the twelve months ended December 31, 2001. Stuff Software was sold in the third quarter 2002 for nominal consideration, and the related unamortized intangible assets of $550 were written off.

Restructuring and Other Nonrecurring Charges

        In the three months ended September 30, 2002, the restructuring charge was reduced for facility exit costs by $11.9 million due to successful lease negotiations with landlords. This reduction in restructuring charge was partially offset by an additional restructuring charge of $2.3 million incurred in the third quarter 2002 after a subtenant terminated a rental agreement. In the three months ended December 31, 2002, restructuring charges of $273 were reversed in relation to favorable negotiation of fees related to lease negotiations for restructured sites. For additional information regarding our restructuring program see Note 12 in the Notes to Consolidated Financial Statements contained in this report.

Other Income (Expense)

        Other income for the twelve months ended December 31, 2002 decreased $3.1 million to $134 compared to $3.2 million for the twelve months ended December 31, 2001. The decrease in other income was primarily attributable to a reduction in interest income, reflecting lower balances of cash and investments held by the Company, and the sale of Stuff Software for a loss of $585 in the third quarter of 2002.

Income Taxes

        From our inception through September 27, 1998, we elected to be treated as a subchapter S-corporation for income tax purposes. On September 27, 1998, we converted to a C-corporation. At December 31, 2002, we had approximately $196 million of federal and state net operating loss carry forwards. These carry forwards may be available to offset future taxable income. Our federal and state net operating loss carry forwards expire at various dates beginning in 2018. Due to the uncertainty that we will generate future earnings sufficient to enable us to realize the benefit of these net operating loss carry forwards, we have recorded a valuation allowance for the full amount of our deferred tax asset. As a result, no income tax benefit has been recorded in our statement of operations. We assess our deferred tax asset on an ongoing basis and adjust the valuation allowance based on this assessment. Additionally, Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the use of net operating loss carry forwards if there is a change in ownership, as defined, within any three-year period. The utilization of certain net operating loss carry forwards may be limited due to our capital stock transactions.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues

        Revenues increased to $122.4 million for the year ended December 31, 2001 from $51.1 million for the year ended December 31, 2000. Substantially all of our revenues consisted of circuit access revenues in each of these years. The increase in revenues was attributable to an increase in the volume of circuits sold, some of which were higher capacity and, therefore, generated greater revenues per circuit. In addition, there was an increase in the number of clients and additional sales to existing clients. The telecommunications industry experienced significant contraction and restructuring during 2001 and into 2002. As a result, there has been a significant increase in the number of bankruptcies among telecommunications service providers, carriers, ISPs and application service providers, or ASPs, and this trend may continue. Revenue generated from international operations was not material.

Cost of Circuit Access

        Cost of circuit access increased to $82.8 million for the year ended December 31, 2001 from $38.0 million for the year ended December 31, 2000. As a percentage of total revenues, cost of circuit access decreased to 68% for the year ended December 31, 2001 from 74% for the year ended December 31, 2000. The increase in cost of circuit access was primarily attributable to an increase in the volume of circuits sold to both an increased number of clients and additional sales to existing clients. The decrease in cost of circuit access as a percentage of total revenue was primarily attributable to volume-pricing efficiencies created by the scaling of our model.

Operations and Administration (Excluding Stock Compensation)

        Operations and administration expenses increased to $73.2 million for the year ended December 31, 2001 from $60.0 million for the year ended December 31, 2000. This increase was in proportion with the scaling of the business. As a percentage of total revenues, operations and administration expenses decreased to 60% for the year ended December 31, 2001 to 117% for the year ended December 31, 2000.

        We reduced headcount to 274 at December 31, 2001 as a result of our restructuring plan. At December 31, 2000 we had 430 full-time employees and headcount remained in excess of 400 through June 30, 2001.

        The cost of UIX development personnel as well as non-capitalized costs associated with the UIX database increased $3.4 million for the year ended December 31, 2001 as compared to December 31, 2000. Facilities costs, including rent and utilities for corporate offices and sales offices increased $3.8 million for the year ended December 31, 2001 as compared to December 31, 2000. Bad debt expense increased $4.5 million for the year ended December 31, 2001 as compared to December 31, 2000 as a result of several of our significant clients filing for reorganization or liquidation under the bankruptcy laws. We also recorded an impairment charge of $587 related to the write-down of certain assets, including goodwill and fixed assets, from our PCN division. Sales and marketing costs, primarily for tradeshows, advertising and promotions, decreased $1.9 million for the year ended December 31, 2001.

        During 2000, we began operations in London and Amsterdam to increase our presence in Europe. We incurred a loss from these start-up operations of approximately $5.6 million in 2001. As part of our restructuring program in 2001, our office space and employee headcount in London were substantially reduced. These operations were eliminated in 2002.

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

        Stock compensation expense increased $25.2 million to $28.3 million for the year ended December 31, 2001 from $3.1 million for the year ended December 31, 2000. The substantial increase in stock compensation charges between periods is attributable to an $11.4 million charge for options granted by Universal Access in September 2001 in exchange for cancellation of restricted stock granted to executives in January 2001 at $6.06 per share. In addition, we recognized an $11.3 million charge for the restricted stock issued by Universal Access in exchange for outstanding unexercised employee stock options having an exercise price of at least $2.50 per share. A total of 4.8 million restricted shares were issued under our stock plan in December 2001. There were 5,644,848 and 14,522,412 stock options outstanding at December 31, 2001 and 2000, respectively. Please refer to Note 18 in the Notes to Consolidated Financial Statements contained in this report for additional information.

Depreciation and Amortization

        Depreciation expense includes depreciation of furniture, fixtures and equipment at our office facilities and of equipment at our UTX facilities. Depreciation expense increased by $8.6 million in the year ended December 31, 2001, compared to the prior year, as a result of the Company starting to depreciate eight additional UTX facilities during the quarter ended June 30, 2001, and one UTX facility during the quarter ended December 31, 2001, as well as additional equipment purchases for existing UTX facilities.

        Amortization expense, which increased $227 during the year ended December 31, 2001, as compared to the prior year, relates to intangible assets acquired in connection with the purchases of Stuff Software and Tri-Quad Enterprises in November 1999 and July 2000, respectively.

Restructuring and Other Nonrecurring Charges

        In the quarter ended December 31, 2001, the Company recorded a charge of $40.9 million for restructuring costs and asset impairments. This charge was reduced by $5.5 million in the quarter ended December 31, 2001 resulting in a net charge of $35.4 million during the year ended December 31, 2001. Based on the strategic direction of the Company and the overall state of the telecommunications industry, management made the decision to restructure the Company in an effort to remain on target to achieve the Company's financial objectives and reduce administrative costs. The primary aspects of the restructuring plan were: (a) the Company reduced the number of employees in all departments and reorganized departments to further enhance productivity; (b) based on the reduced number of employees and on operational projections, the Company exited a variety of office facilities and one UTX facility; (c) due to the reduced number of employees and the amount of space being vacated, the Company wrote down fixed assets, such as computer equipment, furniture and fixtures, and leasehold improvements; and (d) the Company wrote off the value of the investment it had made in a privately-held company based on the fact that this company commenced liquidation proceedings during the third quarter. The workforce reduction affected approximately 150 employees or 40% of June 30, 2001 worldwide employees. The $5.5 million restructuring charge reversal in the fourth quarter was primarily a result of the favorable outcome of lease negotiations with a landlord. For additional information regarding our restructuring program see Note 12 in the Notes to Consolidated Financial Statements contained in this report.

Other Income (Expense)

        Other income totaled $3.2 million and $8.5 million for the years ended December 31, 2001 and 2000. The decrease in other income was attributable to our lower cash and short-term investment balances and decreases in interest rates. We invested substantially all of the proceeds from our public stock offering during 2000 in cash equivalents with original maturities of less than three months and marketable securities with original maturities of three to twelve months. Interest income for the years ended December 31, 2001 was partially offset by interest expense on notes payable and capital lease obligations.

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

LIQUIDITY AND CAPITAL RESOURCES

        Our consolidated financial statements have been prepared assuming we will continue as a going concern. However, the Company has determined that it is necessary to raise capital from external sources in order to both fund operations and to enhance our existing IT tools to help the Company achieve its sales objectives. Accordingly, the Company is aggressively pursuing both debt and equity capital raising opportunities to provide sufficient funds to accomplish these goals. (Please refer to Note 2 in the Notes to Consolidated Financial Statements). Effective April 7, 2003, the Company obtained $5 million in secured debt financing from CityNet Telecommunications, Inc. ("CityNet"). The financing is evidenced by a promissory note (the "Note") and secured by substantially all of the Company's assets. Under the terms of the Note, the unpaid principal balance accrues interest at a rate of 12% per annum, compounded quarterly, and the entire unpaid principal balance and accrued but unpaid interest is payable on April 6, 2004 unless otherwise accelerated under the Note. Additionally, effective April 7, 2003, the Company entered into a Definitive Stock Purchase Agreement (the "Purchase Agreement") with CityNet whereby CityNet will invest $16 million in cash and transfer two fiber optic rings having a value of $700 to the Company in exchange for approximately 55% of the Company's outstanding common stock on a fully diluted basis (excluding those options and warrants outstanding at the closing of the Purchase Agreement having an exercise price above $1.00) and the Company's assumption of certain liabilities of CityNet. After paying expenses related to the transaction, the Company estimates that the net proceeds from the Purchase Agreement will be approximately $14.5 million. Pursuant to the Note, the unpaid principal balance and accrued but unpaid interest will be repaid in full by applying and offsetting the cumulative amounts due under the Note against the consideration payable to the Company when the Purchase Agreement closes. The Company expects the Purchase Agreement to close by July 31, 2002.

        Based on our receipt of $5 million from the secured debt financing and assuming we close the Purchase Agreement, our operational cash receipts remain stable, we achieve our sales objectives and we continue to control uses of cash, we estimate that we will have sufficient liquidity and capital resources to meet our short term liquidity needs. In addition, we estimate that this debt and equity capital raising will be sufficient to fund our operations until we become cash flow positive and we can accomplish our long term liquidity goal to fund our business with internally generated cash. However, successfully closing the Purchase Agreement may be difficult for us, and even if we are able to raise additional capital, our operational and financial flexibility may be limited. The Purchase Agreement will also be dilutive to our existing stockholders. Further, unexpected events adversely affecting our cash resources, including declines in collections due to client bankruptcies or deteriorating industry conditions, bankruptcy preference payment settlements, security deposits requirements, accelerated vendor payment terms, payments required to settle disputes or adversely determined litigation, may create a need for us to obtain more funding from external sources in addition to the current capital raising activities described above.

        Our net financial position (cash and cash equivalents and short-term investments net of term loans and capital lease obligations) has declined from $47.1 million as of December 31, 2001 to $12.4 million as of December 31, 2002. We continue to focus on minimizing our cash burn rate and preserving cash and cash equivalents and have reduced the rate at which we use cash. We have accomplished this over the twelve-months ending December 31, 2002, by:

  •
  Implementing a series of expense reduction and cash conservation initiatives that have resulted in a reduction in total headcount by 151 employees for a monthly savings of approximately $1 million;

  •
  Completing negotiations with certain of our landlords to reduce our future lease obligations by approximately $404 per month in exchange for consideration including the release of funds under letters of credit;

  •
  Reducing our capital spending due to the completion of construction of our UTX facilities and postponement of expansion of those facilities; and

  •
  Eliminating various carrier financial obligations totaling $68 in monthly and $3.5 million in non-recurring charges.

        Additionally, in March 2003, the Company reached a settlement with a supplier whereby the company was able to eliminate a remaining aggregate minimum purchase commitment of approximately $54.8 million. As part of the settlement, Universal Access paid a total of $1.1 million, including a $1.0 million prepayment for private line services and $104 to satisfy outstanding billing disputes.

        The following summarizes our adjusted contractual obligations after the March 2003 settlement discussed above at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Non-Cancelable Operating Leases (incl. restructured facilities)	Non Cancelable Purchase Commitments	Total
2003	$8,530	$18,623	$27,153
2004	8,378	18,385	26,763
2005	7,543	7,000	14,543
2006	7,180	2,250	9,430
2007	7,417	0	7,417
Thereafter	30,022	0	30,022

	$69,070	$46,258	$115,328

        The Company's reductions in cash use were offset by a decrease in revenues for the twelve months ending December 31, 2002 compared to revenues for the twelve months ended December 31, 2001.

        Our principal uses of cash are to fund operating losses, working capital requirements and some limited capital expenditures. Our capital expenditures will be limited to the enhancement of selected elements of our two primary service elements, information and facilities. For information, we will continue to enhance our IT tools to help the Company achieve its sales objectives and we will continue to seek out new data resources relating to the provisioning of circuits. For facilities, we will continue to enhance our UTX and metropolitan connectivity facilities so as to create a competitive advantage in terms of service delivery, cost and pricing. We expect to incur approximately $500 in expenses in the first and second quarter of 2003 to complete the build-out of our Denver UTX.

        Restricted cash was $3.9 million at December 31, 2002, declining $9.7 million from a balance of $13.6 million at December 31, 2001. Restricted cash consists of letters of credit issued to real estate landlords, carriers and other vendors. The decline of $9.7 million and the decline in monthly operating costs of $404 noted in the second bullet above were due primarily to negotiations completed in 2002 with three different landlords.

  •
  In September 2002, we completed a lease buyout agreement with the landlord of an office facility. Pursuant to the agreement, (a) the landlord declared defaults under the lease, which permitted the landlord to draw under previously issued letters of credit totaling $7.5 million in order to cure these defaults, (b) our obligations under the lease terminated, and (c) we entered into a new lease for a reduced amount of office space. As a result of this agreement, our lease obligations were reduced by approximately $354 per month, effective August 2002, and our restricted cash declined by $7.5 million, the total amount drawn by the landlord under the letters of credit. The new lease requires us to deliver a letter of credit in the amount of $2.5 million to secure our obligations under the new lease by October 1, 2003. Delivering this letter of credit would reduce our cash and cash equivalents and short-term investments, and increase our restricted cash balance, by $2.5 million.

  •
  In September 2002, we agreed with the landlord of another office facility to terminate the lease early in connection with the closing of our office in the United Kingdom, which was our last facility outside of the United States. We did not pay any buyout amounts in connection with this early termination. The landlord returned to us the letter of credit that had secured our obligations under the lease. In October 2002, the amount of this letter of credit, $531, was released from restricted cash and moved to cash and cash equivalents and short-term investments.

  •
  In addition, pursuant to a lease buyout agreement negotiated with the landlord of another office facility, (a) we obtained a letter of credit in the amount of $900 issued to the landlord, (b) the landlord drew upon the entire amount of this letter of credit, and (c) our obligations under the lease with the landlord, which were approximately $50 per month, terminated in October 2002. In September 2002, our restricted cash decreased by $900, the amount pledged to the issuing bank as collateral for the letter of credit issued to the landlord. The landlord agreed to return the letter of $900 and it was returned to us in January 2003.

        In general, our obligations under certain real estate leases, carrier contracts and other business agreements are secured by letters of credit issued to the landlord or applicable vendor. Each of these letters of credit is secured by restricted cash the Company has pledged to the bank issuing the letter of credit. In the past, we have completed negotiations with certain of our landlords to reduce our future lease obligations in exchange for consideration including the release to the landlord of funds under letters of credit. We expect to continue these types of negotiations in the future. If these negotiations to reduce our lease obligations are successful, then we expect our restricted cash balance will decline further. Effective March 14, 2003, we completed a negotiation with one of our carriers. As part of the negotiation and in return for a $1 million prepayment, the carrier released a $500 letter of credit further reducing our restricted cash balance.

        Cash used by operating activities for the twelve months ended December 31, 2002 was $31.9 million, compared to $25.3 million for the twelve months ended December 31, 2001. The increase in cash used by operating activities was due primarily to a decrease in circuit margin offset by a decrease in compensation payments, payroll tax payments and the acquisition of approximately $3.0 million in security deposits and prepayments in 2002 to mitigate potential credit risks.

        Cash provided by investing activities was $17.9 million for the twelve months ended December 31, 2002, compared to $11.9 million of cash used by investing activities for the twelve months ended

December 31, 2001. The increase is primarily due to a reduction in the purchase of property, plant, and equipment to support the business and the sale of short-term investments used to fund operations.

        Cash provided by financing activities was $5.6 million for the twelve months ended December 31, 2002, compared to cash provided by financing activities of $1.1 million for the twelve months ended December 31, 2001. The increase was primarily due to a draw down of $7.5 million in restricted cash to complete the lease buyout agreement discussed above. This increase was partially offset by cash payments of $3.5 million to retire capital lease obligations.

OTHER MATTERS

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

        Management believes that the following critical accounting policies are those that affect its more significant judgments and estimates used in the preparation of its consolidated financial statements and that an understanding of these policies is important to a proper evaluation of our reported financial results:

  •
  Revenue recognition;

  •
  Estimating allowances and accrued liabilities;

  •
  Valuation and useful lives of long-lived assets; and

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

        Revenue earned by leasing UTX facilities space to a client is recognized ratably on a monthly basis over the term of the lease. These amounts did not contribute significantly to revenues during the years ended December 31, 2002, 2001 or 2000.

        Amounts billed for installing a client circuit or installing client UTX equipment are billed up-front and recognized over the term of the related circuit access agreement. These amounts did not contribute significantly to revenues during the years ended December 31, 2002, 2001 or 2000.

        Once we disconnect a circuit and bill any applicable termination charges, we have no future obligations to the client. We recognize revenue for the full amount of termination charges at the time that the charges are billed, so long as collectibility is reasonably assured. While the imposition of these charges is provided for in our Master Service Agreements, we have financial exposure in the event that the client defaults on the payment of these termination charges, since we will continue to be liable to the third party carriers from which we have bought network capacity to service such defaulting client. Such an event would result in lower realized margins.

        Estimating allowances and accrued liabilities:    We perform routine credit analyses on new and existing clients based on financial statement analysis, cash position and credit risk in order to assess collectibility. We monitor outstanding receivables on a daily basis and have the right to request security deposits when customers do not pay timely. In 2002, we collected $3.0 million in security deposits and prepayments from high credit risk customers. We recognize bad debt expense for all receivables over 90 days outstanding. In instances when collectibility is not reasonably assured at the time service is provided, we do not recognize revenue at the time the services are provided, but record amounts billed as accounts receivable and increase the allowance for doubtful accounts. As of December 31, 2002, we had $10.4 million in receivables that were recorded directly to the allowance in 2002 compared to $509 as of December 31, 2001. We record revenue for these amounts only when cash is ultimately received. Additionally, if events or circumstances occur subsequent to revenue recognition that indicate collection is no longer likely, we record bad debt expense at the time these events or circumstances become known. During the year ended December 31, 2002, several of our significant clients filed for reorganization or liquidation under the bankruptcy laws. However, due to increased focus on the collection of receivables and the receipt of customer deposits and prepayments, bad debt expense decreased in 2002 to $3.2 million from $5.1 million in 2001. We continue to evaluate the adequacy of our allowance in light of continuing deterioration of market conditions in the telecommunications industry. We believe our allowance for doubtful accounts as of December 31, 2002 is adequate. However, actual experience could vary significantly from our estimates, which would adversely impact our results of operations, cash flows and financial condition as would future deterioration in market conditions in our industry or the creditworthiness of our significant clients.

        We are a party to legal proceedings with respect to a variety of matters in the ordinary course of business. The company accrues legal costs that are expected to be incurred to defend Universal Access relating to certain litigation in accordance with SFAS No. 5, "Accounting for Contingencies". The accrual is estimated based on management's expectation of foreseeable costs as determined in consultation with outside counsel. Changes in the estimated amount or timing of legal costs can significantly impact the results of operations.

        In addition to the allowance for doubtful accounts, the preparation of our financial statements requires us to make estimates of accrued liabilities, including accrued carrier expenses. These accrued carrier expenses include estimated supplier charges for services provided and estimated disconnection penalties from our suppliers when we disconnect a circuit before the end of the original service term. We estimate these accrued liabilities based on the supplier contract, the individual circuit service order, the length of time the circuit was installed and the overall supplier relationship. We believe that amounts accrued at December 31, 2002 are reasonable; however, actual experience could vary significantly from our estimates, which would adversely impact our results of operations, cash flows and financial condition.

        Valuation and useful lives of long-lived assets:    UTX facilities and equipment, investment in our UIX database and office facilities and equipment represent the majority of our long-lived assets. During 2002, we assessed the cash flows directly attributable to all our long-lived assets compared to the remaining net book value. As a result of this assessment, we impaired $54.2 million for these assets. For additional information regarding the impairment of long-lived assets, see Note 11 in the Notes to Consolidated Financial Statements contained in this report.

        Restructuring reserves:    In the third quarter ended September 30, 2001, we recorded a restructuring charge. Estimates used to calculate these charges were provided in part by an outside real estate consulting firm and were based upon their estimate of the real estate market at the time of the restructuring. As leases are disposed of or subleased in the future, actual timing and terms will likely be different, resulting in future adjustments to the restructuring charge. In the case that we cannot sublease the facilities as expected, we could recognize a significant increase in future restructuring related rent expense. In the twelve months ended December 31, 2002 and 2001, the initial restructuring charge was reduced by $9.9 million and $5.5 million, respectively. This was due mainly to the successful negotiation of long-term leases with landlords. For additional information regarding the restructuring, see Note 12 in the Notes to Consolidated Financial Statements contained in this report.

Recent Accounting Pronouncements

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 supersedes Accounting Principles Board Opinion ("APB") No. 17, "Intangible Assets" and primarily addresses the financial accounting and reporting for acquired goodwill and intangible assets subsequent to their acquisition. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and was adopted by the Company in January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite lives will no longer be amortized and must be tested for impairment at least annually. SFAS 142 further requires that intangible assets with finite useful lives be amortized over their useful lives and reviewed periodically for impairment. The Statement requires that transitional goodwill (goodwill recorded before the adoption of SFAS 142) be tested for impairment within six months of adoption of SFAS 142. Universal Access has accounted for SFAS 142 in 2002 as discussed in Note 10 to the Consolidated Financial Statements included herein.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement deals with the costs of closing facilities and removing assets. SFAS 143 requires an entity to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred for which the cost is initially capitalized, and then amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. SFAS 143 is effective for fiscal years beginning after June 15, 2002. At this time, the Company does not believe that SFAS 143 will have an impact on its future Consolidated Financial Statements.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 144 also supersedes certain aspects of APB No. 30, "Reporting of Operations—Transactions", with regard to reporting the effects of a disposal of a segment of a business and expected future operating losses from discontinued operations in the period incurred (rather than as of the measurement date as required by APB No. 30). The Company has accounted for SFAS 144 in 2002 as discussed in Note 11 to the Consolidated Financial Statements included herein.

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The company does not believe the adoption of SFAS 146 will have an impact on the Company's financial position or results of operations.

        In November 2002, FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. The interpretation provides guidance on the guarantor's accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. We have adopted the disclosure requirements of the interpretation as of December 31, 2002. The accounting guidelines are applicable to guarantees issued after December 31, 2002 and require that liabilities be recorded for the fair value of such guarantees in the balance sheet. We do not believe the adoption of FIN No. 45 will have a material impact on our financial position, results of operations or cash flows.

Items Affecting Future Results

        During 2001, we paid a supplier $3.3 million in exchange for favorable pricing terms and were amortizing this cost over the ten-year life of the agreement. At December 31, 2002, based on an analysis performed by the Company, we concluded that we expect to realize the benefits associated with this asset but only over the next 3.75 years. As a result, starting in 2003 the amortization expense for this asset will be recognized over the remaining 3.75 years. The cash flows directly attributable to this asset exceeded the net book value, so no impairment was warranted. As such, the expense to be recognized in 2003 related to this asset will be $758 compared to $350, which was recognized in the twelve months ended December 31, 2002.

        During 2002, a number of employees who were granted restricted stock have been terminated whereby their remaining unvested restricted shares were forfeited. As a result, without further terminations of employees with restricted shares, the stock compensation expense to be recognized in 2003 will be approximately $1.5 million. This is a decrease of approximately $900 from the stock compensation expense of $2.4 million recognized in 2002 for the 2002 restricted stock vestings.

        During 2002, the Company impaired a number of assets including UTX facilities, leasehold improvements, and telecom equipment. Monthly depreciation expense after impairments was approximately $905 in December 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2002, all of our investments were in cash and cash equivalents.

Interest Rate Sensitivity

        We maintain our cash equivalents and short-term investments primarily in a portfolio comprised of commercial paper, money market funds, and investment grade debt securities. As of December 31, 2002, all of our investments had maturities of less than six months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Exchange Rate Sensitivity

        We currently operate primarily in the United States, and substantially all of our revenues and expenses to date have been in U.S. dollars. Accordingly, we have had no material exposure to foreign currency rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Universal Access Global Holdings Inc.
Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Universal Access Global Holdings Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Universal Access Global Holdings Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 24, 2003, except for Note 2 and the third paragraph of Note 7, as to which the date is April 7, 2003.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Year Ended December 31,
	2002	2001	2000
Revenues	$101,155	$122,389	$51,122
Operating expenses:
Cost of circuit access (exclusive of depreciation of $2,722, $1,556, and $0 respectively, shown below)	75,067	82,772	37,991
Operations and administration (excluding stock plan compensation)	53,693	73,181	60,037
Operations and administration (stock plan compensation)	2,708	28,343	3,127
Impairment of property plant and equipment	54,227	587	—
Impairment of goodwill	4,472	—	—
Depreciation and amortization	15,857	13,864	5,027
Restructuring and other nonrecurring charges (credits)	(9,899)	35,438	—

Total operating expenses	196,125	234,185	106,182

Operating income (loss)	(94,970)	(111,796)	(55,060)
Other income (expense):
Interest expense	(329)	(644)	(510)
Interest income	833	3,972	8,682
Other	(370)	(102)	351

Total other income (expense)	134	3,226	8,523

Net income (loss)	$(94,836)	$(108,570)	$(46,537)

Basic and diluted net income (loss) per weighted average share	$(0.96)	$(1.17)	$(0.60)
Weighted average shares, basic and diluted	98,507	92,546	77,830

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$12,353	$20,758
Short-term investments	—	26,299
Accounts receivable, less allowance for doubtful accounts of $1,728 and $1,974	4,566	11,133
Accounts receivable related parties, net	—	4,786
Other receivables	86	3,672
Prepaid expenses and other current assets	2,588	2,316

Total current assets	19,593	68,964
Restricted cash	3,900	13,639
Property and equipment, net	20,617	84,567
Goodwill	—	4,472
Intangible assets, net	—	719
Other long-term assets	2,607	3,290

Total assets	$46,717	$175,651

LIABILITIES, REDEEMABLE CUMULATIVE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,382	$9,386
Non income taxes payable	1,071	1,835
Accrued compensation	80	3,005
Accrued carrier expenses	15,611	8,894
Accrued expenses and other current liabilities	1,971	5,759
Unearned revenue	9,813	15,148
Current portion of term loans	—	1,154
Current obligations under capital leases	—	2,364
Short-term restructuring liability	773	5,422

Total current liabilities	31,701	52,967
Obligations under capital leases, net of current portion	—	1,063
Security deposits payable	1,859	357
Restructuring liability	4,274	22,300

Total liabilities	37,834	76,687
Commitments and contingent liabilities (Note 8)
Stockholders' equity:
Common stock, $.01 par value; 1,000,000,000 shares authorized; 99,179,341 and 100,492,778 shares issued and outstanding	992	1,005
Common stock warrants	129	129
Additional paid-in-capital	283,165	291,603
Deferred stock compensation	(3,010)	(14,171)
Accumulated deficit	(271,793)	(176,957)
Accumulated other comprehensive income	40	(18)
Notes receivable—employees	(640)	(2,627)

Total stockholders' equity	8,883	98,964

Total liabilities and stockholders' equity	$46,717	$175,651

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(94,836)	$(108,570)	$(46,537)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation of property and equipment	15,688	12,718	4,108
Amortization of goodwill and intangible assets	169	1,146	919
Restructuring and other charges	(9,899)	35,438	—
Impairment of long-lived assets	58,699	587	557
Stock compensation	2,708	28,343	3,127
Loss on impairment of loans	3,494
Provision for doubtful accounts	3,208	5,133	605
Loss on disposal of business line	550	—	—
Other, net	151	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,428)	(1,325)	(12,350)
Accounts receivable related parties, net	4,786	(4,696)	(90)
Prepaid expenses and other current assets	3,313	(3,095)	(4,052)
Accounts payable	(7,004)	(2,672)	2,852
Accrued expenses and other current liabilities	2,997	8,036	8,345
Restructuring accruals	(13,071)	(3,538)	—
Unearned revenue	(3,649)	7,177	5,858
Other assets & liabilities, net	2,186	—	—

Net cash used for operating activities	(31,938)	(25,318)	(36,658)
Cash flows from investing activities:
Capital expenditures, net	(6,421)	(36,069)	(41,805)
Issuance of loan on potential asset purchase	(1,961)	—	—
Purchase of businesses	—	—	(3,150)
Sale/(purchase) of short-term investments, net	26,299	24,126	(50,425)
Purchase of long-term investments, net	—	—	(2,000)

Net cash provided by/(used for) investing activities	17,917	(11,943)	(97,380)
Cash flows from financing activities:
Financing of equipment under capital lease	—	4,686	—
Payments on notes payable and term loans	(1,154)	(1,091)	(1,019)
Payments on capital lease obligations	(3,427)	(1,400)	(69)
Receipts/(disbursements) for note receivable—employee, net	73	(814)	—
Decrease (Increase) in restricted cash	9,739	(2,888)	(10,751)
Proceeds from issuance of common stock	—	—	161,942
Proceeds from exercise of preferred stock warrants	—	—	232
Proceeds from employee stock purchase plan	116	938	1,155
Proceeds from exercise of common stock options and warrants	211	1,698	1,432

Net cash provided by financing activities	5,558	1,129	152,922

Effect of exchange rate changes	58	(41)	23
Net increase in cash and cash equivalents	(8,405)	(36,173)	18,907
Cash and cash equivalents, beginning of period	20,758	56,931	38,024

Cash and cash equivalents, end of period	$12,353	$20,758	$56,931

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
(In thousands, except share data)

								Deferred Stock Option Plan Compensation
	Preferred Stock		Pre- ferred Stock Warrants	Common Stock						Accumulated Other Comprehensive Income
						Common Stock Warrants	Additional Paid-In Capital		Accumulated Deficit		Notes Receivable Employees
	Shares	Amount		Shares	Amount							Total
Balance at December 31, 1999	11,272,415	$64,736	$719	31,975,021	$320	$13	$22,930	$(11,909)	$(23,039)	$—	$(1,728)	$52,042
Exercise of Series A Preferred Stock warrants	77,233	315	(83)	—	—	—	—	—	—	—	—	232
Conversion of Series A Preferred Stock	(849,564)	(2,326)	—	5,097,384	51	—	2,275	—	—	—	—	—
Conversion of Series B Preferred Stock	(2,233,335)	(5,234)	—	13,400,010	134	—	5,100	—	—	—	—	—
Conversion of Series C Preferred Stock	(666,667)	(1,941)	—	2,000,001	20	—	1,921	—	—	—	—	—
Conversion of Series D Preferred Stock	(6,042,697)	(26,457)	—	18,128,091	181	—	26,276	—	—	—	—	—
Conversion of Series E Preferred Stock	(1,557,385)	(27,904)	—	4,672,155	47	—	27,857	—	—	—	—	—
Conversion of Preferred Stock warrants	—	—	(636)	—	—	636	—	—	—	—	—	—
Initial public offering of common stock	—	—	—	12,650,000	126	—	161,942	—	—	—	—	162,068
Issuance of common stock for acquisition	—	—	—	169,949	2	—	3,518	—	—	—	—	3,520
Reversal of accrued dividends on Preferred Stock	—	(1,189)	—	—	—	—	—	—	1,189	—	—	—
Interest on employee notes	—	—	—	—	—	—	—	—	—	—	(85)	(85)
Deferred stock compensation	—	—	—	—	—	—	498	(498)	—	—	—	—
Stock compensation	—	—	—	—	—	—	77	3,050	—	—	—	3,127
Forfeiture of stock options	—	—	—	—	—	—	(2,622)	2,622	—	—	—	—
Stock options issued for services	—	—	—	—	—	—	385	—	—	—	—	385
Exercise of common stock options	—	—	—	2,302,965	23	—	1,204	—	—	—	—	1,227
Exercise of common stock warrants	—	—	—	363,957	4	(20)	221	—	—	—	—	205
Employee stock purchase plan	—	—	—	96,797	1	—	1,154	—	—	—	—	1,155
Comprehensive loss, consisting of net loss and foreign currency translation adjustment	—	—	—	—	—	—	—	—	(46,537)	23	—	(46,514)
Balance at December 31, 2000	—	$—	$—	90,856,330	$909	$629	$252,736	$(6,735)	$(68,387)	$23	$(1,813)	$177,362
Interest on employee notes	—	—	—	—	—	—	—	—	—	—	(130)	(130)
Note receivable—employee	—	—	—	—	—	—	—	—	—	—	(684)	(684)
Restricted stock grant	—	—	—	6,977,490	70	—	23,396	(23,396)	—	—	—	70
Restricted stock cancellations				(2,150,000)	(22)		(12,087)	12,087				(22)
Deferred stock compensation	—	—	—	—	—	—	25,795	(25,795)	—	—	—	—
Stock compensation	—	—	—	—	—	—	1,344	26,999	—	—	—	28,343
Forfeiture of stock options	—	—	—	—	—	—	(2,669)	2,669	—	—	—	—
Exercise of common stock options	—	—	—	3,495,816	35	—	1,673	—	—	—	—	1,708
Exercise of common stock warrants	—	—	—	1,000,002	10	(500)	480	—	—	—	—	(10)
Employee stock purchase plan	—	—	—	313,140	3	—	935	—	—	—	—	938
Comprehensive loss, consisting of net loss and foreign currency translation adjustment	—	—	—	—	—	—	—	—	(108,570)	(41)	—	(108,611)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
(In thousands, except share data)

								Deferred Stock Option Plan Compensation
	Preferred Stock		Pre- ferred Stock Warrants	Common Stock						Accumulated Other Comprehensive Income
						Common Stock Warrants	Additional Paid-In Capital		Accumulated Deficit		Notes Receivable Employees
	Shares	Amount		Shares	Amount							Total
Balance at December 31, 2001	—	$—	$—	100,492,778	$1,005	$129	$291,603	$(14,171)	$(176,957)	$(18)	$(2,627)	$98,964

Interest on employee notes	—	—	—	—	—	—	—	—	—	—	(126)	(126)

Note receivable—employee surrender of stock	—	—	—	(823,435)	(8)	—	(317)	—	—	—	488	163

Note receivable—valuation reserve	—	—	—	—	—	—	—	—	—	—	1625	1625

Restricted stock grant	—	—	—	53,600	1	—	9	(9)	—	—	—	1

Restricted stock cancellations	—	—	—	(1,284,292)	(13)	—	(6,011)	6,024	—	—	—	—

Stock compensation	—	—	—	—	—	—	(2,289)	4,996	—	—	—	2,707

Forfeiture of stock options	—	—	—	—	—	—	(150)	150	—	—	—	—

Exercise of common stock options	—	—	—	540,582	5	—	206	—	—	—	—	211

Exercise of common stock warrants	—	—	—	—	—	—	10	—	—	—	—	10

Employee stock purchase plan	—	—	—	200,108	2	—	104	—	—	—	—	106

Comprehensive loss, consisting of net loss and foreign currency translation adjustment	—	—	—	—	—	—	—	—	(94,836)	58	—	(94,778)

Balance at December 31, 2002	—	$—	$—	99,179,341	$992	$129	$283,165	$(3,010)	$(271,793)	$40	$(640)	$8,883

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares, per share, and amounts otherwise indicated)

Note 1—Summary of Significant Accounting Policies

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

  Advertising Costs

        Advertising costs incurred are expensed in the period in which the advertising takes place in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 93-7 "Reporting on Advertising Costs". Advertising expenses of $46, $685, and $1.5 million, were included in operations and administration expense in the Company's consolidated statement of operations for 2002, 2001 and 2000 respectively.

  Net Loss Per Share

        Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share does not differ from basic loss per share since potential common shares from conversion of preferred stock, stock options and warrants are anti-dilutive for all periods presented.

  Revenue Recognition

        Circuit access—This is revenue earned by providing clients with dedicated circuit access. Clients subscribe to circuit access services under contracts ranging from twelve to sixty months. Circuit access is billed in advance on a monthly basis. The Company recognizes revenue for circuit access when service is provided and collectibility is reasonably assured, in accordance with Staff Accounting Bulletin ("SAB") No. 101. Advance billings are recorded as unearned revenue. Cancellation charges that the Company is contractually entitled to bill and for which no further obligations exist are recognized as revenue when billed to the client whenever collectibility is reasonably assured. Whenever collectibility is not reasonably assured at the time services are provided, the Company records a credit to allowance for doubtful accounts, rather than revenue. These amounts are recognized as revenue only at such subsequent time as cash is ultimately received.

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

  Cash, Cash Equivalents and Restricted Cash

        Cash and cash equivalents include cash on hand, money market funds and all investments with an initial maturity of three months or less. Restricted cash represents amounts required to be held on deposit under our letter of credit arrangements.

  Investments

        The Company's investments include government obligations, corporate notes, certificates of deposit, auction rate notes, and commercial paper. All short-term investments have original maturities of between three and twelve months, are classified as held-to-maturity, and are stated at amortized cost on the Company's balance sheet.

  Accounts Receivable

        The allowance for doubtful accounts was $1.7 million, and $2.0 million, at December 31, 2002 and 2001, respectively. Accounts receivable and the allowance for doubtful accounts exclude accounts billed but the Company did not record as revenue because the Company does not believe collection is reasonably assured in accordance with SAB No. 101. Such billings total $10.4 million and $509 at December 31, 2002 and 2001, respectively.

        Financial instruments that could potentially subject the Company to concentration of credit risk primarily include accounts receivable. A relatively few customers account for a large portion of accounts receivable. If any of these individually significant clients are unable to meet their financial obligations, results of operations of the Company could be adversely affected.

  Stock-Based Compensation

        The Company accounts for stock-based awards to employees using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations whereby the Company recognizes compensation expense equal to the difference, if any, between the exercise price of the stock option and the fair value of the underlying stock at the date of grant. Accordingly, no compensation expense is recorded for options issued to employees or directors in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. The following table shows proforma net earnings and net earnings per share data required by FAS No. 148, "Accounting for Stock-based Compensation—Transition and Disclosure," whereby we used the Black-Scholes option-pricing model with the listed assumptions to determine the fair value of the related option grants.

	Year Ended December 31,
	2002	2001	2000
Net earnings (loss), as reported	$(94,836)	$(108,570)	$(46,537)
Net earnings (loss) per share—basic and diluted, as reported	$(0.96)	$(1.17)	$(0.60)
Stock-based employee compensation cost, net of tax, included in net earnings (loss)	2,708	28,343	3,127
Stock-based employee compensation cost, net of tax, if fair value based method were used	4,156	30,458	20,703
Proforma net earnings (loss)	$(96,284)	$(110,685)	$(64,113)
Proforma net earnings (loss) per share—basic and diluted	$(0.98)	$(1.20)	$(0.82)
Volatility	121%	165%	31%
Dividend yield	0.001%	0.001%	0.001%
Risk-free interest rate	3%	4%	6%
Expected life in years	4	4	4

  Comprehensive Loss

        Comprehensive loss is comprised of two components: net loss and other comprehensive income, with other comprehensive income being comprised of foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. During the periods ended December 31, 2002 and 2001, comprehensive loss consisted of net loss and foreign currency translation adjustments.

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

        Total depreciation expense was $15.7 million, $12.7 million and $4.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

  Intangible Assets

        The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" in 2002.

        Under SFAS No. 142, goodwill of a reporting unit is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Under SFAS No. 142, goodwill is no longer amortized but is tested for impairment under a two-step process. In addition, within six months of adopting the accounting standard, a transitional test must be completed. Impairment exists when the carrying amount of goodwill exceeds its estimated fair value. The two-step impairment test is used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized.

        The excess of purchase price over net assets of acquired businesses is allocated among the identifiable intangible assets purchased and goodwill. Intangible assets are amortized on a straight-line basis over their estimated useful lives of five to seven years. Accumulated amortization of intangible assets was $0 and $1.8 million at December 31, 2002 and 2001, respectively.

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

  Income Taxes

        There is no current provision or benefit for income taxes recorded for the years ended December 31, 2002, 2001 and 2000, as the Company generated net operating losses for income tax purposes for which there is no carryback potential. There is no deferred provision or benefit for income taxes recorded as the Company is in a net deferred tax asset position for which a full valuation allowance has been recorded due to uncertainty of realization.

  Accrued Carrier Expenses

        The Company accrues for estimated charges owed to its suppliers for private line services. The Company bases this accrual on the supplier contract, the individual circuit service order, the length of time the circuit is installed and the overall supplier relationship. The Company relieves the liability either when paid or when the allowed billing period expires.

  Reclassifications

        Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual amounts could differ from those estimates.

Note 2—Liquidity

        Our consolidated financial statements have been prepared assuming we will continue as a going concern. However, the Company has determined that it is necessary to raise capital from external sources in order to both fund operations and to enhance our existing IT tools to help the Company achieve its sales objectives. Accordingly, the Company is aggressively pursuing both debt and equity capital raising opportunities to provide sufficient funds to accomplish these goals.

        Effective April 7, 2003, the Company obtained $5 million in secured debt financing from CityNet Telecommunications, Inc. ("CityNet"). The financing is evidenced by a promissory note (the "Note") and secured by substantially all of the Company's assets. Under the terms of the Note, the unpaid principal balance accrues interest at a rate of 12% per annum, compounded quarterly, and the entire unpaid principal balance and accrued but unpaid interest is payable on April 6, 2004 unless otherwise accelerated under the Note. Additionally, effective April 7, 2003, the Company entered into a Definitive Stock Purchase Agreement (the "Purchase Agreement") with CityNet whereby CityNet will invest $16 million in cash and transfer to the Company two fiber optic rings located in Albuquerque, New Mexico and Indianapolis, Indiana having a value of $700 in exchange for approximately 55% of the Company's outstanding common stock on a fully diluted basis (excluding those options and warrants outstanding at the closing of the Purchase Agreement having an exercise price above $1.00) and the Company's assumption of certain liabilities of CityNet. In particular, the Company will assume $2 million in principal amount of a Promissory Note executed by CityNet and made to Electro Banque dated December 30, 2002. The note is secured by the fiber optic rings located in Albuquerque, New Mexico and Indianapolis, Indiana, bears interest at a rate of 8% per annum and matures in December 2007. After paying expenses related to the transaction, the Company estimates that the net proceeds from the Purchase Agreement will be approximately $14.5 million. Pursuant to the Note, the unpaid principal balance and accrued but unpaid interest will be repaid in full by applying and offsetting the cumulative amounts due under the Note against the consideration payable to the Company when the Purchase Agreement closes. The Company expects the Purchase Agreement to close by July 31, 2002.

        As of April 7, 2003, the Boards of Directors of both the Company and CityNet had approved the Purchase Agreement. Prior to closing, the Company will be required to obtain various regulatory approvals and fulfill customary contingencies and conditions. Effective upon closing of the Purchase Agreement, the Board of Directors of the Company shall consist of nine members, five of whom shall be designated by CityNet and four shall be designated by the Company. The Chairman of the Board will be a director designated by CityNet.

        Based on our receipt of $5 million from the secured debt financing and assuming our current capital raising efforts are successful, our operational cash receipts remain stable, we achieve our sales objectives and we continue to control uses of cash, we estimate that we will have sufficient liquidity and capital resources to meet our short term liquidity needs. In addition, we estimate that this debt and equity capital raising will be sufficient to fund our operations until we become cash flow positive and we can accomplish our long term liquidity goal to fund our business with internally generated cash. However, successfully closing the purchase agreement may be difficult for us, and even if we are able to raise additional capital, our operational and financial flexibility may be limited. Further, unexpected events adversely affecting our cash resources, including declines in collections due to client bankruptcies or deteriorating industry conditions, bankruptcy preference payment settlements, security deposit requirements, accelerated vendor terms, payments required to settle disputes or adversely determined litigation, may create a need for us to obtain more funding from external sources in addition to the current capital raising activities described above.

Note 3—Businesses acquired or sold

        In the quarter ended September 30, 2002, the Company sold substantially all the assets and liabilities of Stuff Software, Inc. ("SSI") to an employee for a nominal amount recognizing a loss of $585 recorded in Other income (expense)—Other. This loss was comprised primarily of intangible assets written off in the sale of SSI. The Company acquired substantially all of the assets of SSI in a transaction accounted for as a purchase on November 1, 1999.

        On July 1, 2000, the Company acquired substantially all of the assets and liabilities of Tri-Quad Enterprises, Inc. ("Tri-Quad"), including its LATTIS database. Consideration of $3.1 million in cash and 169,949 shares of the Company's common stock with a fair market value of $3.5 million, or $20.70 per share, was given in exchange for tangible net assets of $1.0 million and identifiable intangible assets and goodwill of $5.6 million as of the acquisition date. Assets purchased included all cash, receivables, property and equipment, software, client lists and intellectual property. The Company also assumed certain liabilities of Tri-Quad totaling $52. This acquisition was accounted for under the purchase method of accounting. Goodwill relating to the purchase of Tri-Quad was impaired on June 30, 2002 in the amount of $4.5 million. Additional information regarding the impairment can be found in Note 9 below.

Note 4—Investments

        The Company's short-term investments have original maturities of between three and twelve months, are classified as held-to-maturity and are stated at amortized cost, which approximates fair value. There were no investments as of December 31, 2002. Investments as of December 31, 2001, consisted of the following:

December 31, 2001
Commercial paper	$11,665
Corporate notes	5,896
Government agencies	8,738

Total short-term investments	$26,299

        At December 31, 2002 and 2001, the Company had restricted cash in the amounts of $3.9 million and $13.6 million, respectively, that was restricted pursuant to letters of credit related to certain lease, state regulator, and carrier obligations. As of December 31, 2002, all restricted cash is invested primarily in 30-day A1 grade commercial paper.

Note 5—Property and Equipment

        Property and equipment consists of the following, stated at lower of fair market value or cost:

	December 31,
	2002	2001
Furniture and fixtures	$1,075	$5,420
Leasehold improvements	1,442	1,826
UTX equipment	15,572	65,014
Computer hardware and software	21,436	19,580
Other equipment	523	1,787
Construction in progress	—	7,973

	40,048	101,600
Less: Accumulated depreciation and amortization	(19,431)	(17,033)

Property and equipment, net	$20,617	$84,567

        Included in cost of computer hardware and software are software development and website costs of $2.8 million and $8.1 million that were capitalized during 2002 and 2001, respectively. Accumulated amortization related to capitalized software and website assets was $4.7 million and $3.4 million at December 31, 2002 and 2001, respectively.

        Construction in progress primarily relates to costs incurred during the expansion of the Company's UTX facilities.

Note 6—Other Long-term Assets

        During 2001, we paid a supplier $3.3 million in exchange for favorable pricing terms and were amortizing this cost over the ten-year life of the agreement. At December 31, 2002, based on an analysis performed by the Company, we concluded that we expect to realize the benefits associated with this asset but only over the next 3.75 years. As a result, starting in 2003 the amortization expense for this asset will be recognized over the remaining 3.75 years. The cash flows directly attributable to this asset exceeded the net book value, so no impairment was warranted. Accumulated amortization related to this asset was $438 and $88 at December 31, 2002 and 2001, respectively.

        The Company also has security deposits receivable classified as long-term totaling $523 and $449 at December 31, 2002 and 2001, respectively. These security deposits are paid to carriers, landlords, and utility companies in the ordinary course of business.

Note 7—Term Loans

        The Company's term loans were due in equal monthly installments, including interest at 14.91%, through November 15, 2002. These term loans are collaterized by certain equipment of the Company and also required the Company to maintain an unrestricted cash balance of at least $15.0 million. In October of 2002, these term loans were paid in full.

        At December 31, 2001, the Company arranged for a line of credit to borrow up to a total of $14.0 million. The line of credit arrangement consists of Part A and Part B, under which the Company may borrow up to a total of $12.0 million and $2.0 million, respectively. The line of credit expired in June 2002.

        As described in Note 2—Liquidity, effective April 7, 2003, the Company obtained $5 million in secured debt financing when it executed a $5 million Promissory Note (the "Note") with CityNet Telecommunications, Inc. ("CityNet"). The Note is secured by the assets of the Company, bears interest at a 12% annual rate and matures on April 6, 2004.

Note 8—Commitments and Contingencies

        In November 2001, a complaint was filed in federal district court for the Southern District of New York on behalf of a purported class of persons who purchased our stock between March 16, 2000 and December 6, 2000. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities. The complaint brings claims for violation of several provisions of the federal securities laws against the underwriters of our IPO, and also against us and certain of our former directors and officers under the Securities Act of 1933 and the Exchange Act of 1934. Similar lawsuits concerning more than 300 other companies' initial public offerings were filed in 2001, all of which were consolidated into a single coordinated proceeding in the Southern District of New York. In July 2002, the defendants in the consolidated actions filed motions to dismiss all of the cases in the litigation, including the case involving us. On February 19, 2003, the Court ruled on the motions to dismiss. The motions to dismiss the claims under the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including us. The Court also denied our motion to dismiss the claims against us under the Exchange Act. The former directors and officers named in the complaint signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002. We believe that the allegations against us are without merit.

        In February 2000, a complaint was filed in the Superior Court of California, County of Santa Clara, against us, certain of our directors and officers and other parties by Point West Ventures, LP ("Point West"), previously known as Fourteen Hill Capital, LP and certain other shareholders in Vaultline Incorporated. The claim arises out of a letter of intent that we entered into in December 1998 relating to our potential acquisition of Vaultline. The claimants contend that a mutual settlement agreement executed by the president of Vaultline was unauthorized and are seeking damages in excess of $10,000,000. We believe that the allegations against us are without merit. On May 4, 2000, the Superior Court granted our petition to compel arbitration and to stay proceedings pending arbitration. No arbitration demand has ever been made against us in this matter. In February 2002,

Point West was placed into receivership by the United States District Court. The United States Small Business Administration was appointed as Receiver. In January 2003, certain of the plaintiffs' claims were voluntarily dismissed without prejudice.

        Level 3 Communications, LLC has filed an action in the United States District Court for the Eastern District of Virginia, and the action has been referred to a bankruptcy judge. The complaint names as defendants the Company, three bankrupt entities (Aleron, Inc., Aleron U.S., Inc., and TA Acquisition Corp.), and those three entities' bankruptcy trustee. In its complaint, Level 3 claims that it is owed for certain telecommunication services provided under contracts between Level 3 and TA Acquisition and for termination charges under those contracts. Level 3 seeks a declaration establishing the defendants' liability, if any, under the contracts and a judgment in those amounts against the defendants, including us. Level 3 has not specified the amount of damages it seeks. We have answered Level 3's complaint and denied any liability. No trial date in the action has been set. We believe that the allegations against us are without merit.

        Qwest Communications Corp. has filed an action in the United States District Court for the Eastern District of Virginia, and the action has been referred to a bankruptcy judge. The amended complaint names as defendants the Company and three bankrupt entities (Aleron U.S., Inc., Aleron, Inc., and TA Acquisition Corp.). In its amended complaint, Qwest claims that it is owed for certain telecommunications services provided under contracts between Qwest and TA Acquisition. In its amended complaint, Qwest requests a declaration that defendants are jointly and severally liable for approximately $3.5 million under those contracts. We have filed a motion to dismiss the amended complaint, which was granted in part and denied in part on November 14, 2002. We subsequently answered the amended complaint and denied any liability. No trial date in the action has been set. We believe that the allegations against us are without merit. In March 2003 we entered into a settlement agreement with Qwest relating to the claims Qwest brought against us. In March 2003, the Company paid Qwest $625 and may have to pay an additional $125 to settle the litigation and as a prepayment of certain services, and Qwest is to dismiss us from the suit.

        Before their conversion under Chapter 7 of the Bankruptcy Code, Aleron, Inc. and TA Acquisition Corp. listed potential claims against us in their Chapter 11 schedules listing their assets. Aleron stated that it "has substantial breach of contract and other claims against Universal Access" arising out of contractual agreements and provided that the estimated value of the claims was between $3 and $5 million. TA Acquisition stated that it "may have substantial claims against Universal Access" and provided that the value of those claims was unknown. We believe that the claims against us are without merit.

        We and certain of our former directors and officers are defendants in an action pending in the United States District Court for the Eastern District of Texas, Frandsen v. Universal Access, Inc., et al., No. 9:02CV103 (E.D. Tex.). The complaint alleged causes of action for securities fraud in connection with public disclosures made by our officers between 2000 and 2002. We believe that the allegations against us are without merit. On March 5, 2003, the court granted a motion to dismiss the complaint and has permitted plaintiffs the opportunity to replead the complaint with respect to a minority of the alleged misstatements. On March 20, 2003, plaintiffs filed a motion for reconsideration of, and to vacate, the court's March 5 order. Plaintiffs have not specified the amount of damages they seek.

        We have settled the adversary proceeding that Sphera filed against us. On August 22, 2002, the United States Bankruptcy Court for the District of New Jersey authorized and approved the Sphera Settlement Agreement, as described above under "Operations and Administration (Excluding Stock Plan Compensation)." Pursuant to the Sphera Settlement Agreement, the suit filed by Sphera has been dismissed, we have received certain payments and we may receive additional payments. Lance Boxer, our President and CEO, previously served as CEO of Sphera and is a party to the Sphera Settlement Agreement.

        In November 2002, a placement agent that we engaged in 2001 filed a complaint against us in the Central District of California claiming that the placement agent was entitled to certain amounts in connection with a credit facility that we purportedly had entered into. We have settled the matter and the suit was dismissed in January 2003.

        The Company leases UTX facilities, office facilities and certain equipment over periods ranging from two to fifteen years. Through December 31, 2002, the Company completed buyout agreements for certain leased office facilities and terminated early certain office facility leases, eliminating aggregate lease obligations of approximately $47.0 million. Rent expense for the twelve months ended December 31, 2002, 2001 and 2000 was approximately $8.5 million, $10.7 million, and $7.7 million, respectively. Future rentals for non-cancelable operating leases, inclusive of amounts in our restructuring liability, are as follows as of December 31, 2002:

2003	$8,530
2004	8,378
2005	7,543
2006	7,180
2007	7,417
Thereafter	30,022
Total minimum lease payments	$69,070

        Additionally, the Company has entered into agreements with various telecommunications vendors to purchase minimum amounts of network services within a defined period, such as on a monthly basis. As of July 31, 2002, the Company reached a settlement whereby the Company paid a telecommunications vendor the sum of $1.4 million to satisfy outstanding billing disputes and eliminate an aggregate minimum purchase commitment of $66.0 million. In March 2003, the Company reached a settlement with a supplier whereby the company was able to eliminate with that supplier the remaining minimum purchase commitment of approximately $54.8 million as of December 31, 2002. The Company paid vendors with minimum purchase commitments $37.5 million, $61.6 million and $27.1 million in 2002, 2001 and 2002, respectively. The total amount of remaining adjusted purchase commitments at December 31, 2002 is as follows:

2003	$23,430
2004	18,385
2005	7,000
2006	2,250
2007	0
Thereafter	0
Total minimum purchase commitments	$51,065

        The Company has standby letters of credit, which have been issued on its behalf totaling $3.9 million, collateralizing performance of certain contracts with carriers, state regulators, and landlords. These letters of credit directly relate to the operating leases, carrier agreements, and state requirements, which they secure, and expire according to the terms and conditions of these agreements.

        The Company is involved in various legal matters in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

Note 9—Income Taxes

        There is no current provision or benefit for income taxes recorded for the years ended December 31, 2002 and 2001, as the Company generated net operating losses for income tax purposes for which there is no carryback potential. There is no deferred provision or benefit for income taxes recorded as the Company is in a net deferred tax asset position for which a full valuation allowance has been recorded due to uncertainty of realization.

        The components of the deferred income tax asset are as follows:

	December 31,
	2002	2001
Deferred tax assets:
Net operating loss	$78,832	$58,616
Allowance for doubtful accounts	891	762
Depreciation and amortization	9,272	—
Restructuring accruals	1,961	10,770
Accrued vacation and other	5,153	2,487
Research & Development Tax Credit Carryover	518	—
Stock Compensation	4,978	—
Total gross deferred tax assets	101,605	72,635
Valuation allowance	(101,554)	(65,439)
Net deferred tax assets	51	7,196
Deferred tax liabilities
Depreciation and amortization	—	(5,607)
Stock compensation	—	(1,060)
Other	(51)	(529)
Total gross deferred tax liability	(51)	(7,196)

Net deferred tax	$—	$—

        At December 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $196 million. These federal and state net operating loss carryforwards expire at various dates beginning in 2018. The Company had foreign net operating losses of approximately $9 million at December 31, 2002. Due to the uncertainty that the Company will generate future earnings sufficient to realize the benefit of these net operating loss carryforwards, a valuation allowance for the full amount of the deferred tax asset has been recorded. Additionally, Section 382 of the Internal Revenue Code imposes annual limitations on the use of net operating loss carryforwards if there is a change in ownership, as defined, within any three-year period. The utilization of certain net operating loss carryforwards may be limited due to the Company's capital stock transactions.

Note 10—Impairment of Goodwill and Other Intangible Assets

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

        The Company performed its annual impairment test as of June 30, 2002. Based on the continuing deterioration and financial condition of the telecommunications industry and the decline in the Company's stock price, we determined that impairment did exist related to the carrying value of goodwill recorded in connection with our acquisition of Tri-Quad Enterprises, Inc.("Tri-Quad"). Applying the two-step impairment test described in SFAS No. 142, we recorded a $4.5 million charge to reduce the carrying value of the goodwill to zero.

        The aggregate amortization expense related to goodwill amounted to $0, $804, and $402 for the twelve months ended December 31, 2002, 2001 and 2000, respectively. Assuming goodwill amortization had been discontinued at January 1, 2001 and 2000, the comparable net loss and net loss per share would have been $(107.8) million and $(1.16) for the twelve months ended December 31, 2001 and $(46.1) million and $(0.59) for the twelve months ended December 31, 2000.

Note 11—Impairment of Long-Lived Assets

        The Company's Pacific Crest Networks (PCN) division operated in two separate lines of business: Internet service provider (ISP) and digital subscriber line (DSL). During the quarter ended December 31, 2000, PCN lost its most significant DSL customer. After careful assessment of various factors relevant to these assets, including market conditions for DSL growth, management made the strategic decision in September 2000 to exit the DSL business. As a result of this decision, the Company recorded a $557 impairment of long-lived assets related to the DSL business during the quarter ended December 31, 2000, based on the expected future cash flows associated with these assets. At the time of this decision, management reviewed the ISP business and related assets for impairment and determined that the assets were not impaired and no write down was required. During the quarter ended June 30, 2001, the Company made the decision to exit the ISP business. Based on the expected future cash flows associated with these assets, the Company recorded an impairment of long-lived assets in the amount of $587 at the time this decision was made.

        In compliance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the recoverability of its long-lived assets. Under SFAS No. 144, an impairment review is performed if events occur or circumstances change indicating that the carrying amount might not be recoverable. Factors considered important that could trigger an impairment review include, but are not limited to, a significant decrease in the market value, a significant adverse change in legal factors or in the business climate, a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast showing continuing losses, and a current expectation that more-likely-than-not a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. If any of the impairment indicators are present or if other circumstances indicate that an impairment may exist, the Company must then determine whether an impairment loss should be recognized. An impairment loss may be recognized only if the undiscounted cash flows used to test for recoverability are less than the carrying value.

        Based on impairment reviews performed at June 30, 2002, the Company has recognized a $46.0 million impairment charge of which $3.0 million related to ATM equipment, $1.0 million related to its web-based pricing, quoting and provisioning software tool (Project Gemini) and $42.0 million related to UTX assets. The Company's plan to provide ATM services was discontinued for economic reasons and the equipment has been offered for sale. The Company discontinued development activities on its web-based software tool because it determined that the telecommunication markets to which the web-based tool was directed had deteriorated significantly. Due to a projected decline in industry conditions and demand in certain markets, the carrying values of the Company's UTX facilities were deemed to be impaired except for facilities in Chicago, San Francisco and Los Angeles. The fair value of the UTX assets was determined by the greater of the present value of discounted future cash flows or the current estimated salvage value for the assets. The assumptions supporting future cash flows and the discount rate were determined using the Company's best estimates and with the assistance of an outside third-party expert.

        At December 31, 2002, the Company reviewed its assets and determined that an impairment existed for which a charge was taken for the UTX assets located at San Francisco, Portland, and Seattle, as well as for Nortel switching gear at various sites, for $6.6 million. An impairment was also taken in December, 2002 in the amount of $1.6 million to reduce furniture and fixtures located in the Company's corporate headquarters, and various sales sites closed in 2002, to fair value.

        Management believes that all necessary impairment adjustments have been made at December 31, 2002; however, management will continue to evaluate its long-lived assets for impairment based on specific events and circumstances.

Note 12—Restructuring

        In the third quarter of 2001, we implemented a restructuring program to reduce our cost structure and focus on achieving corporate financial objectives. As a result of the program, we incurred restructuring charges of $40.9 million. The restructuring charges consisted of $2.6 million for employee termination benefits, $3.4 million related to the impairment of long-lived assets, $32.0 million for facility exit costs, $2.2 million to write-down certain investments and $719 related to equipment leases and other exit costs. In the fourth quarter of 2001, the restructuring charge for facility exit costs was reduced by $5.5 million, primarily as a result of favorable lease negotiations with a landlord. Of the $5.5 million reduction, $1.4 million was an adjustment to accrued rent rather than the restructuring liability, as the Company had accrued rent relating to facilities which were restructured and with which favorable lease negotiations were made. In the three months ended September 30, 2002, the restructuring charge was reduced for facility exit costs by an additional $11.9 million due to successful lease negotiations with multiple landlords. This reduction in restructuring charge was partially offset by an additional restructuring charge of $2.3 million incurred in the third quarter 2002 after a subtenant terminated a rental agreement. In the three months ended December 31, 2002, restructuring charges of $273 were reversed in relation to favorable negotiation of fees related to lease negotiations for restructured sites.

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

        The following summarizes the significant components of the restructuring reserve from September 30, 2001 to December 31, 2001 and from December 31, 2001 to December 31, 2002:

	Original Restructuring Charge	Costs— Non Cash	Incurred Cash Payments	Adjustments	Balance at December 31, 2001
Severance and benefits	$2,580	$—	$(1,941)	$—	$639
Impairment of assets	3,389	(3,389)	—	—	—
Facility exit costs, net of estimated sublease recoveries	32,042	—	(1,432)	(4,081)	26,529
Other-than-temporary decline in fair value of long-term investments	2,149	(2,149)	—	—	—
Other	719	—	(165)	—	554
Total	$40,879	$(5,538)	$(3,538)	$(4,081)	$27,722
	Balance at December 31, 2001	Incurred Cash Payments	Adjustments	Balance at December 31, 2002
Severance and benefits	$639	$(240)	$(399)	$0
Facility exit costs, net of estimated sublease recoveries	26,529	(12,258)	(9,257)	5,014
Other	554	(278)	(243)	33
Total	$27,722	$(12,776)	$(9,899)	$5,047

        As of December 31, 2002, sublease recoveries related to the restructured space specified above is approximately $3.2 million through March of 2013.

Note 13—Executive Notes

        For the three months ended June 30, 2002, we recorded a charge of $1.7 million related to notes receivable from certain of our current and former executives. The notes evidence loans made in part to cover exercise price and payroll tax obligations in connection with the exercise of options to acquire our common stock. Each note allows the executive to satisfy the outstanding principal balance thereof by returning a fixed number of shares of our common stock. The charge reduced the value of the notes receivable to the total amount we would have received if the notes had been satisfied by the return of shares of our common stock, based on the closing price of our common stock on June 30, 2002. We may reverse this charge in future periods or record additional expense as our stock price changes to reflect the value of the notes receivable as of the balance sheet date. For the remaining six months of 2002, no additional charge was recorded because the aggregate market value of the shares assumed to be returned for purposes of calculating the charge did not change materially from June 30, 2002.

Note 14—Related Party Transactions

        On May 27, 1999, the Company executed a full-recourse promissory note in connection with a loan to an officer of the Company for a principal amount of $200 with a per annum interest rate of 6%. The promissory note will become due and payable on April 30, 2004.

        On September 28, 2001, certain officers were issued loans totaling $684 by the Company to pay for the taxes associated with the exercise of zero cost stock option grants as described in Note 13.

        On November 1, 2001, the Company entered into an independent contractor agreement with a Board member to provide financial and strategic analysis. The compensation for such services consists of a monthly salary of $12 paid through December 31, 2002. The agreement also provided that subject to Board approval, the contractor would be granted an option to purchase 15,000 shares of common stock of the Company. These options were issued in March 2002 at an exercise price of $2.35 per share, the fair market value on the date of grant. The agreement was terminated in March, 2002.

        In the fourth quarter 2001, we entered into an agreement to purchase certain ATM network equipment from Aleron Corporation for $3.0 million to be paid in January 2002. In addition, we entered into a second agreement whereby we acquired the right to receive the carrier capacity and collocation services necessary to operate an ATM network, and Aleron agreed to purchase services utilizing the ATM network we had just acquired. In 2001, we recognized $3.2 million in revenue from Aleron for network services, and $2.2 million in ATM network costs. As of December 31, 2001, an executive officer of Aleron, Inc. was a member of the UAI Board of Directors. This executive officer of Aleron resigned from the UAI Board of Directors on March 14, 2002. As of December 31, 2001, Aleron represented $4.8 million of total accounts receivable.

        The second agreement stipulated Universal Access had the right to transfer the carrier and collocation contracts back to Aleron in the event a carrier did not recognize the transfer of a services contract from Aleron to Universal Access. On March 14, 2002, Universal Access transferred nine carrier contracts back to Aleron with amounts due of $2.9 million due to lack of acceptance by carriers of the Aleron to Universal Access transfer. On March 15, 2002 Aleron filed bankruptcy, with outstanding amounts owed Universal Access of $3.7 million, representing services received from the Company for the time period January through March 14, 2002. These amounts have not been recorded as revenues and are being pursued through the bankruptcy proceedings. Aleron was purchased out of bankruptcy in 2002 and is no longer a related party for the year-ended December 31, 2002.

        In February 2002, the Company and Sphera Optical Networks, Inc. and Sphera Optical Networks N.A., Inc. (collectively, "Sphera") were parties to an asset purchase agreement and financing agreement pursuant to which we contemplated purchasing certain of Sphera's assets and we extended post-bankruptcy financing to Sphera. Because several material conditions were not met, we terminated the asset purchase agreement and financing agreement. Sphera filed suit against us seeking injunctive relief to compel us to complete the asset purchase, unspecified damages relating to the termination of the asset purchase agreement and subordination of the Company's lien. During the first quarter of 2002, the Company loaned $1.1 million to Sphera under the Company's post petition loan agreement with Sphera. In addition, during the three months ended June 30, 2002, the Company disbursed additional amounts totaling $1.0 million to Sphera and to a trust account established by the counsel for the official unsecured creditors' committee. We have settled the adversary proceeding filed against us by Sphera. On August 22, 2002, the United States Bankruptcy Court for the District of New Jersey authorized and approved a settlement agreement between the Company and Sphera, pursuant to which the suit filed by Sphera has been dismissed and the Company has received and expects to receive certain payments. Lance Boxer, our President and Chief Executive Officer was the Chairman, President and Chief Executive Officer of Sphera at the time the asset purchase agreement and financing agreement were entered into and at the time of the subsequent termination of the asset purchase agreement and financing agreement.

        On May 1, 2002 the Company entered into an independent contractor agreement with a board member to provide consultation services to the Company's Chairman and CEO. The compensation for such service consisted of an initial payment of $12,500 and of a monthly salary of $43,750 per month for the first three months of the engagement and a monthly salary of $21,875 for the last six months of the engagement. The agreement also provided that subject to board approval, the contractor would be granted an option to purchase 500,000 shares of common stock of the Company, these options were granted in July 2002 at an exercise price of $0.15 per share, the fair market value on the date of grant. The agreement was terminated in December 2002.

        The Company earned revenues from a significant shareholder of $202 for the year ended December 31, 2001. The accounts receivable balance related to this significant shareholder was $0 at December 31, 2001. This shareholder is no longer a customer as of December 31, 2002.

        On September 30, 2002 the Company sold substantially all the assets and liabilities of Stuff Software, Inc. ("SSI") to an employee for a nominal amount recognizing a loss of $585. This loss was comprised primarily of intangible assets written off in the sale of SSI. The Company acquired substantially all of the assets of SSI in a transaction accounted for as a purchase on November 1, 1999.

        In 2002, the Company granted a total of 515,000 options to members of the board for consulting services with vesting periods of 3 months.

Note 15—Industry Segment and Geographic Information

        The Company is currently operating in one segment, the provisioning and management of client-specific network access solutions.

        From its inception through December 31, 2002, substantially all of the Company's identifiable assets were located in the United States. During that same period, substantially all of the Company's revenues were derived from sales to clients based in the United States.

        During the fourth quarter 2000, the Company commenced European operations by opening an office in London and hiring key personnel. In 2001 these operations were restructured and by December 31, 2002, our office in London was closed and all activity relating to foreign operations was transferred to corporate headquarters in the United States.

Note 16—Employee Benefit Plans and Employment Agreements

Employee Savings and Benefit Plans

        As of January 1, 1999, the Company implemented a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code, which covers substantially all of the Company's employees. Employer contributions to the retirement savings plan are discretionary. During 2000, 2001 and 2002 no employer contributions were recorded as an expense.

Employment Agreements

        The Company has entered into employment agreements with several of its key employees that have one-year terms, after which they are renewable for additional one-year periods. The employment agreements entitle the employee to receive certain severance payments for termination of employment without cause, as defined by the agreements. As of December 31, 2002, the amount to be paid in 2003 for employees terminated in 2002 with employment agreements is $530 compared to $1.5 million paid to key employees in 2002 with respective employee agreements that were terminated as of December 31, 2001.

Employee Stock Purchase Plan

        The Company instituted the Universal Access, Inc. 1999 Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan qualifies as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The Stock Purchase Plan is administered by the Compensation Committee of the Board of Directors. The Stock Purchase Plan permits eligible employees to purchase an aggregate of 500,000 shares plus an annual increase to be added on the first day of the Company's fiscal year beginning in 2001, equal to the lesser of (i) 3,000,000 shares, (ii) 2% of the outstanding shares of common stock on such date or (iii) a lesser amount determined by the Board of Directors. Shares are purchased for the benefit of the participants at the end of each six month purchase period. The number of shares of the Company's Common Stock purchased under the Stock Purchase Plan during the years ended December 31, 2002, 2001 and 2000 were 200,108, 313,140, and 96,797, respectively.

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

        In November 1999, the Company's Board of Directors adopted the 1999 Stock Plan (the "1999 Stock Plan") and the 1999 Director Option Plan (the "1999 Director Option Plan"). The 1999 Director Option Plan was effective on the effective date of the qualified initial public offering on March 17, 2000. Upon the qualified initial public offering, no further options were granted under the 1998 Plan. The 1999 Stock Plan provides for the grant of incentive stock options to employees, and the grant of non-statutory stock options and stock purchase rights to employees, directors and consultants. As of December 31, 2002, 19,567,456 shares of common stock were reserved for issuance pursuant to the 1999 Stock Plan. The 1999 Director Option Plan provides for the issuance of options to purchase 20,000 shares of common stock to each non-employee director upon the later of (i) the effective date of the 1999 Director Option Plan or (ii) when such person first becomes a non-employee director, and provides for the issuance of options to purchase 5,000 shares of common stock to each non-employee director on June 30 of each year, subject to certain limitations. As of December 31, 2002, 500,000 shares of common stock were reserved for issuance pursuant to the 1999 Director Option Plan.

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

        The following information relates to stock options with an exercise price which was less than the fair market value of the underlying stock on the date of grant:

	Year Ended December 31,
	2002		2001		2000
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at beginning of period	3,422,028	$0.75	6,881,974	$1.39	10,210,000	$0.86
Granted	0	—	1,600,000	—	643,850	7.16
Exercised	(503,082)	0.15	(2,856,772)	0.35	(2,301,567)	0.62
Forfeited	(372,737)	1.23	(2,203,174)	3.83	(1,670,309)	1.44
Balance at end of period	2,546,209	$0.79	3,422,028	$0.75	6,881,974	$1.39
Weighted average fair value of options
Granted during the period			$0.74		$2.30

        The following information relates to stock options with an exercise price that was equal to the fair market value of the underlying stock on the date of grant:

	Year Ended December 31,
	2002		2001		2000
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at beginning of period	2,222,820	$9.58	7,640,438	$17.37	255,750	$6.10
Granted	7,405,350	0.34	4,502,128	4.58	7,629,786	17.74
Exercised	(37,500)	3.55	(571,742)	1.06	(1,398)	8.10
Forfeited	(2,474,302)	5.37	(9,348,004)	13.56	(243,700)	17.40
Balance at end of period	7,116,368	$1.46	2,222,820	$9.58	7,640,438	$17.37
Weighted average fair value of options
Granted during the period	$0.21		$1.08		$5.73

        The following information relates to stock options as of December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.01	1,337,600	0.94	$.01	1,337,600	$0.00
0.07-0.27	5,009,186	9.48	$0.19	2,205,124	$0.22
.30-1.35	2,233,000	9.40	$0.46	1,090,285	$0.57
1.38-1.53	193,460	7.28	$1.40	137,469	$1.39
2.11-5.15	724,748	7.09	$2.99	523,387	$2.84
6.10-14.00	139,583	7.30	$8.00	114,582	$7.57
14.25-24.50	25,000	7.72	$15.63	14,587	$15.63

Note 17—Net Loss Per Share

        The Company had potentially dilutive securities outstanding that were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been anti-dilutive. Such outstanding securities are convertible into the number of shares of common stock as set forth in the table below at December 31, 2002, 2001 and 2000.

	December 31,
	2002	2001	2000
Common stock options	9,662,577	5,644,848	14,522,412
Common stock warrants	114,001	114,001	1,116,045

Total potentially dilutive shares of common stock	9,776,578	5,758,849	15,638,457

Note 18—Equity Transactions

        At December 31, 2002, the Company had 1,000,000,000 shares of $0.01 par value Common Stock authorized and 99,179,341 shares were issued and outstanding. From inception through June 23, 1999 the Company's common stock had no designated par value and all dollar amounts ascribed to common stock transactions were reflected in the common stock account. Upon its reincorporation in Delaware in 1999, the Company's common stock has a par value of $0.01 per share and the dollar amounts ascribed to common stock were adjusted to reflect this par value. All subsequent common stock transactions have been reported at the $0.01 par value per share with the residual reflected in additional paid-in capital.

        As of December 31, 2002 Common Stock shares reserved for issuance are as follows:

Common stock options	9,662,577
Common stock warrants	114,001

        There were 5,024,639 and 4,542,817 shares added to the 1999 Stock Plan on January 1, 2002 and 2001, respectively. In accordance with the Plan, the maximum aggregate number of shares of the Company's common stock that may be optioned and sold is 10,000,000 shares, plus an annual increase to be added on the first day of the Company's fiscal year beginning in 2001 equal to the lesser of (i) 10,000,000 shares, (ii) 5% of the outstanding shares of common stock on such date, or (iii) a lesser amount determined by the Board.

        There were 2,009,586 and 1,817,127 shares added to the 1999 Employee Stock Purchase Plan on January 1, 2002 and 2001, respectively. In accordance with the Plan, the maximum number of shares of the Company's common stock which shall be made available for sale shall be 500,000 shares plus an annual increase to be added on the first day of the Company's fiscal year beginning in 2001 equal to the lesser of (i) 3,000,000 shares, (ii) 2% of the outstanding shares of common stock on such date, or (iii) a lesser amount as determined by the Board.

        During January 2001, the Company granted 1.5 million shares of the Company's restricted stock to certain members of its executive management team. The shares had a fair market value of $6.06 per share at the date of grant. In the third quarter ended September 30, 2001, the Company repurchased restricted stock previously issued to its executives and granted replacement stock options with a strike price of $0. The replacement stock options were fully vested and were exercised by the executives on the grant date. The Company relied upon paragraph 62 of FIN 44 in determining the amount of expense for this transaction. The Company issued a loan for $684, with an interest rate of 6%, to these executives to cover the taxes on this issuance. In accordance with the accounting guidance in FIN 44, the Company recognized a one-time stock compensation charge of $11.4 million relating to this transaction.

        In October 2001, the Company offered to exchange outstanding unexercised employee stock options having an exercise price of at least $2.50 per share for shares of restricted stock. A total of 4,822,490 shares were granted on December 10, 2001 and 50% of the issued shared vested on January 1, 2002. The remaining shares vest equally over a 36-month period. On the grant date, the Company deferred related stock compensation expense in the amount of $22.6 million. The Company recognized $11.3 million, or 50% of the initial deferred stock compensation charge, in stock compensation expense in December 2001 related to this restricted stock grant. The Company recognized $2.4 million in stock compensation expense in 2002 related to this grant. Due to reduced headcount, the Company expects to recognize approximately $944 in stock compensation expense related to this grant in the year ended December 31, 2003 and approximately $901 in stock compensation expense in the year ended December 31, 2004.

Note 19—Supplemental Cash Flow Disclosure

        At December 31, 2002, 2001 and 2000, $0, $2.4 million and $416 of equipment purchases were included in accounts payable, respectively. In addition, the Company purchased $21.2 million of equipment for its UTX facilities during 2000, which was included in accounts payable at December 31, 2000. In 2001, the Company returned $16.1 million of equipment related to this purchase. As such, the liability was reduced accordingly.

        No amounts were paid for income taxes in 2002, 2001 or 2000. The Company paid interest of $329, $644 and $510 in 2002, 2001 and 2000, respectively.

        During 2000, the Company issued 169,949 shares of common stock in connection with its acquisition of Tri-Quad Enterprises.

        During 2000, Universal Access issued 150,000 options to non-employees for consulting services to be rendered over a four-year period in connection with the build-out of the Company's UTX facilities. These options vested 25% immediately, with the remaining options vesting 1/36 on the 16th day of each month, commencing after the first year anniversary date of the grant. As a result, the Company recorded $1.1 million of non-cash investing activities during the year ended December 31, 2000. Universal Access capitalized the value of these options to construction in progress, as they were granted in exchange for services pertaining to the construction of its UTX facilities. Universal Access terminated the related consulting arrangement in March 2002, prior to the next vesting date; therefore, no further expense was measured or recorded. During 2001, the Company issued 120,000 stock options to a consultant for UIX development services. Total option value of $85 was capitalized related to this consultant.

        During 2001, the Company issued loans to certain members of its executive management team to pay withholding taxes on the exercise of 1.5 million options with a strike price of $0 as described in Note 18.

Note 20—Selected Consolidated Quarterly Financial Data (unaudited)

        The tables below present unaudited quarterly statement of operations data for each of the last eight quarters through December 31, 2002. This information has been derived from unaudited financial statements that have been prepared on the same basis as the audited financial statements and, in our opinion, includes all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the information.

2002:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except share data)
Revenues	$20,926	$27,036	$24,113	$29,080
Operating Expenses:
Cost of circuit access (exclusive of depreciation of $1,260, $750, $376, and $338 respectively, shown below)	16,541	17,172	20,151	21,203
Operations and administration (excluding stock compensation)	7,721	10,730	19,748	15,494
Operations and administration (Stock compensation)	545	729	1,143	291
Impairment of property, plant, and equipment	8,202	—	46,025	—
Impairment of goodwill	—	—	4,472	—
Depreciation and amortization	2,886	3,082	4,803	5,086
Restructuring	(274)	(9,625)	—	—
Total operating expenses	35,621	22,088	96,342	42,074
Operating income (loss)	(14,695)	4,948	(72,229)	(12,994)
Net income (loss)	$(14,580)	$4,466	$(72,106)	$(12,616)
Basic net income (loss) per weighted average share	$(0.15)	$0.05	$(0.74)	$(0.13)
Diluted net income (loss) per weighted average share	$(0.15)	$0.04	$(0.74)	$(0.13)

2001:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except share data)
Revenues	$35,671	$30,722	$30,285	$25,711
Operating Expenses:
Cost of circuit access (exclusive of depreciation of $1,012, $285, $204 and $55, respectively, shown below)	23,936	20,737	20,469	17,630
Operations and administration (excluding stock compensation)	12,998	17,579	21,692	21,499
Operations and administration (Stock compensation)	13,587	12,468	1,085	1,203
Depreciation and amortization	4,814	4,072	3,110	1,868
Restructuring	(5,441)	40,879	0	0
Total operating expenses	49,894	95,735	46,356	42,200
Operating income (loss)	$(14,223)	$(65,013)	$(16,071)	$(16,489)
Net income (loss)	$(14,176)	$(64,491)	$(14,904)	$(14,999)
Basic and diluted net income (loss) per weighted average share	$(0.15)	$(0.70)	$(0.16)	$(0.16)

Note 21—Subsequent Events

        In March 2003, the company issued to certain of its executives, option grants totaling 4.2 million shares with varying vesting terms. In relation to these grants, the company expects to recognize stock compensation expense of approximately $378 over the next four years according to the related terms.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Items 10, 11, 12 and 13 of Part III of this annual report on Form 10-K is incorporated by reference from and will be contained in the Company's definitive proxy statement for its annual meeting of stockholders to be filed with the SEC by April 30, 2003.

ITEM 14. CONTROLS AND PROCEDURES

        Universal Access Global Holding's management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the company's disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that Universal Access Global Holdings Incorporated had sufficient procedures for recording, processing, summarizing, and reporting information that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended. Universal Access Global Holdings Incorporated's disclosure controls were designed by the company's management.

        There have not been any significant changes to the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)  1.    Financial statements—The financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of this annual report and such Index to Consolidated Financial Statements and Financial Statement Schedules is incorporated herein by reference.

            2.    Financial Statement Schedules—The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules is filed as part of this annual report and such Index to Consolidated Financial Statements and Financial Statement Schedules is incorporated herein by reference.

            3.    Exhibits—The exhibits listed on the accompanying List of Exhibits are filed as part of this annual report and such List of Exhibits is incorporated herein by reference.

        (b)  Reports on Form 8-K

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

        On November 14, 2002, the Company filed with the SEC a report on Form 8-K, which was furnished pursuant to Items 5 and 9 of Form 8-K. Item 5 provided excerpts from a Press Release by the Company dated November 13, 2002, that announced the appointment of Lance Boxer as Interim CEO and his appointment to the Board of Directors. The Company also announced the resignation of Patrick Shutt as Chairman, President and CEO. Item 9 of Form 8-K provided Chief Executive Officer and Chief Financial Officer certifications for the Company's report on Form 10-Q for the period ending September 30, 2002. The certifications were provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        On November 18, 2002, the Company filed with the SEC a report on Form 8-K, which was furnished pursuant to Item 5 of Form 8-K and which provided excerpts from a Press Release by the Company dated November 14, 2002, that announced the appointment of Roland Van der Meer as Chairman of the Board.

        On November 21, 2002, the Company filed with the SEC a report on Form 8-K, which was furnished pursuant to Item 5 of Form 8-K and which announced that Robert Rainone resigned as Chief Operating Officer and President, Global Operations of the Company and that Deborah Sellers resigned as Senior Vice President, Sales and Marketing of the Company.

        On December 4, 2002, the Company filed with the SEC a report on Form 8-K, which was furnished pursuant to Item 5 of Form 8-K and which announced that the Nasdaq SmallCap Market, on which the company's common stock is included for quotation, and which requires the Company to maintain a minimum bid price of $1.00 per share for continued listing, on December 4, 2002, extended by 180 days, until June 2, 2003, the deadline for the Company to demonstrate compliance with the $1.00 per share requirement.

        On December 6, 2002, the Company filed with the SEC a report on Form 8-K, which was furnished pursuant to Item 5 of Form 8-K and which announced that George King resigned as Chief Development Officer of the Company, effective December 11, 2002.

        On December 19, 2002, the Company filed with the SEC a report on Form 8-K, which was furnished pursuant to Item 5 of Form 8-K and which announced that Robert J. Pommer, Jr. resigned from the Board of Directors of the Company.

        (c)  Exhibits

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES
[Item 15(a) 1 and 2]

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Financial Statement Schedule:

        Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

Schedule II

Valuation and Qualifying Accounts
For the Years Ended December 31, 2002, 2001 and 2000
(In thousands)

Descriptions of Allowance and Reserves	Balance at beginning of year	Additions	Deductions	Balance end of year
December 31, 2002
Accounts receivable allowance for doubtful accounts	$1,974	$3,208	$3,454	$1,728
December 31, 2001
Accounts receivable allowance for doubtful accounts	$1,003	$5,133	$4,162	$1,974
December 31, 2000
Accounts receivable allowance for doubtful accounts	$649	$605	$251	$1,003

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger among the Company, Migration Corporation and Universal Access, Inc. dated July 18, 2001.(6)
3.1	Restated Certificate of Incorporation of the Company.(9)
3.2	Amended and Restated Bylaws of the Company.(6)
4.1	Form of the Company's Common Stock certificate.(8)
4.2	Amended and Restated Registration and Informational Rights Agreement dated June 28, 1999.(1)
4.3	Amended and Restated Registration and Informational Rights Agreement dated June 30, 1999.(1)
4.4	Registration Rights Agreement dated November 10, 1999.(1)
4.5	Registration Rights Agreement dated July 1, 2000.(3)
4.7	Form of warrant to purchase shares of Common Stock of the Company issued to Advanced Equities.(1)
4.8	Preferred Stock Rights Agreement, dated as of July 31, 2000, between Universal Access, Inc. and Wells Fargo, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.(4)
4.8.1	Assumption of and Amendment to the Universal Access, Inc. Preferred Stock Rights Agreement dated July 13, 2001.(6)
10.1	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.(1)
10.2	Amended 1998 Employee Stock Option Plan and forms of agreements thereunder.(1)
10.3	1999 Stock Plan and forms of agreements thereunder.(1)
10.4	1999 Director Option Plan and forms of agreements thereunder.(1)
10.5	1999 Employee Stock Purchase Plan.(1)
10.6	Form of Employment Agreement.(5)
10.7	Employment Agreement with Patrick C. Shutt dated September 15, 1998.(1)
10.7.1	Amendment to Employment Agreement with Patrick C. Shutt dated February 8, 1999.(1)
10.7.2	Amendment to Employment Agreement with Patrick C. Shutt dated February 1, 2000.(1)
10.8	Employment Agreement with Robert J. Pommer, Jr. dated September 15, 1998.(1)
10.8.1	Amendment to Employment Agreement with Robert J. Pommer, Jr. dated February 8, 1999.(1)
10.8.2	Amendment to Employment Agreement with Robert J. Pommer, Jr. dated February 1, 2000.(1)
10.8.3	Amendment to Employment Agreement with Robert J. Pommer, Jr. dated April 28, 2000.(2)
10.9	Promissory Note with Robert J. Pommer, Jr. dated May 28, 1999.(1)
10.10	Amended and Restated Promissory Note with Patrick Shutt dated December 6, 1999.(1)
10.11	Amended and Restated Promissory Note with Robert Pommer dated December 6, 1999.(1)
10.12	Form of Promissory Note entered into by the Company with each of its executive officers on September 28, 2001.(8)
10.13	Independent Contractor Agreement with Carolyn Katz on November 1, 2001.(8)
10.14	Form of Private Line Service Contract.(5)

10.15†	Amended and Restated AT&T Master Carrier Agreement with AT&T Corp. dated May 31, 2000.(3)
10.15.1†	Amended and Restated AT&T Master Carrier Agreement dated July 1, 2002.(10)
10.16†	Master Service Agreement with Broadwing Communications Services, Inc. dated June 23, 2000.(3)
10.16.1†	Amendment to the Master Service Agreement with Broadwing Communications Inc. dated July 29, 2002.(9)
10.17†	Amended and Restated Master Service Agreement with WilTel Communications, LLC, formerly known as Williams Communications, LLC dated March 14, 2003.
10.18†	Capacity Agreement with GTE Telecom Incorporated dated August 20, 1999, as assigned to Level 3 Communications, LLC on February 4, 2003.(1)
10.18.1†	First Amendment to Capacity Agreement with GTE Telecom Incorporated dated August 8, 2000.(3)
10.19	Terms and Conditions for Delivery of Service with Level 3 Communications, LLC dated November 17, 1999.(1)
10.19.1†	Addendum to Terms and Conditions for Delivery of Service with Level 3 Communications, LLC dated November 17, 1999.(1)
10.20†	Global Services Agreement with MCI WorldCom Communications, Inc. dated December 14, 1999.(1)
10.20.1†	First Amendment to Global Services Agreement with MCI WorldCom Communications, Inc. dated May 8, 2000.(3)
10.20.2†	Second Amendment to Global Services Agreement with MCI WorldCom Communications, Inc. dated September 11, 2000.(8)
10.20.3†	Third Amendment to the Global Services Agreement with MCI WorldCom Communications, Inc. dated July 31, 2002(10)
10.21	Independent Contractor Agreement with Mark Spagnolo on May 1, 2002.(9)
10.22	Settlement Agreement dated July 30, 2002 with Sphera Optical Networks, Inc. and Sphera Optical Networks N.A., Inc., Lance Boxer, Louse Bell, Todd Constable, Scott Ryan, Rich Van Leeuwen, Finn Dixon & Herling, and an Official Committee of Unsecured Creditors.
10.23	Release from Lance Boxer dated August 22, 2002.
10.24	Independent Contractor Agreement with Lance Boxer dated November 13, 2002.
10.25	Notice of Stock Option Grant to Lance Boxer dated November 13, 2002.
10.26	Notice of Stock Option Grant to Lance Boxer dated November 13, 2002.
10.27	Summary of Terms for Lance Boxer Agreement dated February 28, 2003
10.28	Notice of Stock Option Grant to Lance Boxer dated March 19, 2003.
10.29	Nonstatutory Stock Option Agreement with Lance Boxer dated March 19, 2003
10.30	Independent Contractor Agreement with Annette Erdmann, d/b/a Management Solutions dated December 1, 2002
21.1	Subsidiaries of Company.(8)
23.1	Consent of Independent Accountants.

(1)
Filed with the Company's Registration Statement on Form S-1 (No. 333-93039) filed with the Securities and Exchange Commission by the Company in connection with its initial public offering that became effective March 16, 2000.

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

(8)
Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(9)
Filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(10)
Filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002.

†
Confidential treatment requested for certain portions of this Exhibit that portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 8, 2003.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC.
By:	/s/ RANDALL R. LAY
Name: Randall R. Lay Title: Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 8, 2003.

Signature	Title

/s/ LANCE B. BOXER Lance B. Boxer April 8, 2003	Chief Executive Officer
/s/ ROLAND A. VAN DER MEER Roland A. Van der Meer April 8, 2003	Chairman of the Board
/s/ ANTHONY P. DOLANSKI Anthony P. Dolanski April 8, 2003	Director
/s/ H. ROBERT GILL H. Robert Gill April 8, 2003	Director
/s/ CAROLYN F. KATZ Carolyn F. Katz April 8, 2003	Director
/s/ KEVIN P. POWER Kevin P. Power April 8, 2003	Director
/s/ MARK F. SPAGNOLO Mark F. Spagnolo April 8, 2003	Director

CERTIFICATIONS

I, Lance B. Boxer, certify that:

        1.    I have reviewed this annual report on Form 10-K of Universal Access Global Holdings Inc. (the "Registrant");

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

        4.    The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

        6.    The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 8, 2003
/s/ LANCE B. BOXER Lance B. Boxer President and Chief Executive Officer

CERTIFICATIONS

I, Randall R. Lay, certify that:

        1.    I have reviewed this annual report on Form 10-K of Universal Access Global Holdings Inc. (the "Registrant");

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

        4.    The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

        6.    The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 8, 2003
/s/ RANDALL R. LAY Randall R. Lay Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PART I
  ITEM 1. BUSINESS (all amounts expressed in thousands, except shares, per share, and amounts otherwise indicated)
  ITEM 2. PROPERTIES
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
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
EXHIBIT INDEX
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS