Form 10-K/A
period 2002-12-31
UNIVERSAL ACCESS GLOBAL HOLDINGS INC
filed 2003-04-28
CIK 1070699

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Director Information

        Our Board of Directors currently consists of seven authorized members. The Board of Directors is divided into three classes, each with a three-year term: Class I, whose terms will expire at the annual meeting of stockholders to be held in 2003; Class II, whose term will expire at the annual meeting of stockholders to be held in 2004; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2005.

        Set forth below is biographical and other information about the persons who currently make up our Board of Directors.

Anthony P. Dolanski Class I Age: 57 Director since July 2002
Mr. Dolanski has served as one of our directors since July 2002. Since April 2002, Mr. Dolanski has served as Chief Financial Officer of Internet Capital Group, Inc., an internet holding company. From March 2000 to June 2001, Mr. Dolanski d served as its Chief Financial Officer. From January 1998 to February 2000, Mr. Dolanski served as Executive Vice President, Finance and Systems at Sallie Mae. From June 1968 to June 1998 Mr. Dolanski was employed by KPMG LLP ("KPMG"). Mr. Dolanski currently serves on the board of eMerge Interactive. In January 2003 the SEC filed a civil enforcement action against KPMG and certain current and former KPMG partners, including Mr. Dolanski. This claim arises out of KPMG's audit of Xerox for the years 1997 through 2000. Mr. Dolanski was the lead engagement partner at KPMG for the Xerox audit during 1997.
Carolyn F. Katz Class I Age: 41 Director since August 2000 Board Committees: Audit, Compensation, Special
Ms. Katz has served as one of our directors since August 2000. Since December 2001, Ms. Katz has been a consultant providing financial and strategic analysis for telecommunications companies. From May 2000 to October 2001, Ms. Katz served as a principal of Providence Equity Partners Inc., a private investment firm specializing in equity investments in telecommunications and media companies. From July 1984 to April 2000, Ms. Katz was employed by Goldman Sachs, most recently as a Managing Director and co-head of Emerging Communications. Ms. Katz currently serves on the board of directors of NII Holdings, Inc.

Mark F. Spagnolo Class I Age: 51 Director since May 2002
Mr. Spagnolo has served as one of our directors since May 2002. Since April 2002 Mr. Spagnolo has served as the President of Spagnolo Group, LP, an executive consulting firm focused on telecommunications. From October 2002 to March 2003, Mr. Spagnolo served as interim President and Chief Executive Officer of Flag Telecom Group Limited, and Mr. Spagnolo serves on Flag's board of directors. From December 2001 to April 2002, Mr. Spagnolo served as President and Chief Executive Officer of Metromedia Fiber Network, Inc. ("MFN"), a provider of fiber optic infrastructure. MFN filed for reorganization under Chapter 11 of the Bankruptcy Code on May 20, 2002. From July 2000 to November 2001, Mr. Spagnolo served as the Chairman, President, and Chief Executive Officer of SiteSmith, an internet infrastructure management services company. SiteSmith was acquired by MFN in 2001. From August 1997 to June 2000, Mr. Spagnolo served as President and Chief Executive Officer of UUNET, an internet communications company and a subsidiary of WorldCom, Inc., now doing business as MCI ("MCI").
Lance B. Boxer Class II Age: 48 Director since November 2002 Board Committees: Non-Executive Stock Option
Mr. Boxer has served as one of our directors and as our President and Chief Executive Officer since November 2002. From June 2002 to November 2002, Mr. Boxer served as an independent consultant to the telecommunications industry. From October 2001 to May 2002, Mr. Boxer served as the Chief Executive Officer of Sphera Optical Networks ("Sphera"), a metropolitan fiber optic service provider. Sphera filed for reorganization under Chapter 11 of the Bankruptcy Code on February 11, 2002. Mr. Boxer is a party to the settlement agreement we entered into with Sphera. From July 2000 to June 2001, Mr. Boxer served as the Chief Executive Officer of XOSoft, an internet services company. From October 1998 to June 2000, Mr. Boxer served as Group President, Communications Software Group for Lucent Corporation. From October 1982 to October 1998, Mr. Boxer was employed by MCI, most recently as its Chief Information Officer. Mr. Boxer serves on the board of directors of IPC Acquisition Corp.

Roland A. Van der Meer Class II Age: 42 Director since February 1999 Board Committees: Audit
Mr. Van der Meer has served as one of our directors since February 1999. In June 1997, Mr. Van der Meer founded and became a partner of ComVentures, a venture capital firm. From June 1993 to June 1997, Mr. Van der Meer was a partner at the venture capital firm of Partech International.
H. Robert Gill Class III Age: 66 Director since April 2002 Board Committees: Audit, Compensation, Litigation, Special
Mr. Gill has served as one of our directors since April 2002. Since April 1996, Mr. Gill has been a principal of The Topaz Group, which provides consulting services for corporations and investors. From May 1997 to May 2001, Mr. Gill was the Chairman and Chief Executive Officer of MobileForce Technologies, Inc., a systems and software company. From March 1995 to April 1996, Mr. Gill was Senior Vice President of the Enhanced Products Group of Frontier Corporation, a telecommunications company. From January 1989 to March 1995, Mr. Gill was President and Chief Executive Officer of ConferTech International, Inc., a teleconferencing services and equipment provider. Mr. Gill serves on the board of directors of QualMark Corporation.
Kevin P. Power Class III Age: 49 Director since October 2000 Board Committees: Audit, Compensation, Litigation, Special
Mr. Power has served as one of our directors since October 2000. Since April 2001, Mr. Power has served as the President and Chief Executive Officer of Winbox, Inc., a wireless software application company. Mr. Power is also the current Chairman of the European Competitive Telecommunications Association. From October 2000 to February 2001, Mr. Power served as Chairman of MWB Konnect, a developer of independent data centers for the Internet and telecommunications industry. From November 1994 to September 2000, Mr. Power was employed by Global Telesystems Group, Inc., a broadband services provider, most recently as President, GTS Wholesale Services. Mr. Power currently serves on the board of directors of Viatel Holding (Bermuda) Limited.

Executive Officer Information

        Set forth below is biographical and other information about our executive officers.

Annette V. Erdmann Age: 43
Ms. Erdmann has served as our Chief Information Officer since January 2003. From March 2000 to September 2002, Ms. Erdmann was employed by Qwest Communications, a provider of voice, video and data services, most recently as Vice President, Information Technology and Chief Information Officer in support of the Consumer Markets Business Unit. From November 1989 to February 2000, Ms. Erdmann was employed by MCI, most recently as Senior Director, Information Technology.
Scott D. Fehlan Age 34
Mr. Fehlan has served as our General Counsel since September 1999. He has served as our Secretary since April 2000 and served as our Assistant Secretary from September 1999 to April 2000. From January 1995 to May 1998, Mr. Fehlan was an associate, and from June 1998 to September 1999 he was a shareholder of Shefsky & Froelich Ltd., a law firm. Mr. Fehlan holds a J.D. from Yale Law School.
Les W. Hankinson Age: 51
Mr. Hankinson has served as our Senior Vice President, Global Sales since December 2002. From November 2001 to December 2002, Mr. Hankinson served as Senior Vice President, Sales and Marketing at Interoute Telecom Inc., a voice and data network service provider. From October 1999 to November 2001, Mr. Hankinson served as Senior Vice President, Sales and Marketing at FiberNet Telecom Group, Inc., a telecommunications company. From August 1990 to October 1999 Mr. Hankinson was employed by British Telecom, most recently as Vice President and General Manager.
Randall R. Lay Age 48
Mr. Lay has served as our Chief Financial Officer since June 2002. From October 2001 to April 2002, Mr. Lay served as Senior Vice President and Chief Financial Officer of MFN. MFN filed for reorganization under Chapter 11 of the Bankruptcy Code on May 20, 2002. From September 1993 to September 2001, Mr. Lay was employed by International Specialty Products, a global supplier of specialty chemicals, most recently as Executive Vice President and Chief Financial Officer.

Compliance with Section 16(a) of the Exchange Act

        Section 16(a) of the Securities and Exchange Act of 1934 requires that our directors, executive officers and persons who beneficially own more than 10% of our common stock, file with the Securities and Exchange Commission initial reports of beneficial ownership of the common stock and reports of changes in their beneficial ownership.

        To our knowledge, based solely upon a review of copies of reports furnished to us and written representations that no other reports were required during fiscal year 2002, our officers, directors and beneficial owners of greater than 10% of our common stock complied during our last fiscal year with all applicable Section 16(a) filing requirements.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation of Directors

        We maintain a Director Compensation and Reimbursement Policy (the "Policy"). Under this Policy during 2002, we paid each non-employee director an annual retainer fee of $6,000 and $1,000 for each committee meeting attended in person or by telephone. We also reimbursed non-employee directors for certain expenses incurred in connection with attending board of director and committee meetings.

        Effective June 3, 2002, the portion of the Policy that describes stock options to be granted to directors was revised to provide that each non-employee director will receive:

  •
  An initial grant of 50,000 options when the director joins the board. This includes an automatic grant of 20,000 options under the Director Option Plan and a grant of 30,000 options under the 1999 Stock Plan. These options vest as to 25% of the shares on each anniversary date of grant. The Policy in effect through June 2, 2002, provided for the automatic grant of 20,000 stock options under the 1999 Director Option Plan when a director joined the board.

  •
  An annual grant of 20,000 options on June 30 of each year, provided that the director has served on the board for the previous six months. This includes an automatic grant of 5,000 options under the Director Option Plan and a grant of 15,000 options under the 1999 Stock Plan. These options vest as to 100% of the shares on the first anniversary date of the grant. The Policy in effect through June 2, 2002 provided for the automatic annual grant of 5,000 stock options under the 1999 Director Option Plan.

All of the options are issued with an exercise price equal to the fair market value of our stock on the date of grant. A non-employee director may elect not to receive any grants other than the automatic grants under the Director Option Plan.

        If an optionee ceases to be a non-employee director, the optionee must exercise an option within the time set forth in his or her option agreement. If termination is due to death or disability, the option will remain exercisable for 12 months. In all other cases, the option will remain exercisable for a period of three months. However, an option may never be exercised later than the expiration of its term.

        Mr. Gill received options to purchase 20,000 shares of common stock (under the 1999 Director Option Plan) with an exercise price of $1.45 per share effective April 4, 2002, the date of his appointment to the board, and he received 30,000 stock options (under the 1999 Stock Plan) with an exercise price of $1.35 per share on April 18, 2002. Mr. Dolanski received options to purchase 50,000 shares of common stock (20,000 options under the 1999 Director Option Plan and 30,000 options under the 1999 Stock Plan) effective July 18, 2002, the date of his appointment to the board, with an exercise price of $0.17 per share. On June 3, 2002, each incumbent non-employee director, consisting of Carolyn Katz, Kevin Power and Roland Van der Meer, received 30,000 stock options under the 1999 Stock Plan, with an exercise price of $0.42 per share.

        The annual grant of 20,000 non-statutory stock options (5,000 options under the 1999 Director Option Plan and 15,000 options under the 1999 Stock Plan) to non-employee directors effective on June 30 of every year was made on July 1, 2002 (the first trading day after June 30, 2002) at an exercise price of $0.18 per share.

        In December 2002 the board of directors revised the portion of the Policy that describes fees to be paid to directors. Under the revised Policy, effective January 1, 2003 we will pay each non-employee director:

  •
  An annual retainer fee of $10,000, payable in quarterly installments.

  •
  An annual retainer fee of $5,000 for each non-employee director who serves as chair of a committee established by the board, payable in quarterly installments.

  •
  A fee of $1,500 for each committee meeting attended in person or by telephone.

        We will continue to reimburse non-employee directors for certain expenses incurred in connection with attending board of director and committee meetings.

Executive Compensation

Compensation Committee Interlocks and Insider Participation

        The members of our Compensation Committee are Mr. Power (who chairs the committee), Mr. Gill and Ms. Katz. None of the members of the Compensation Committee, which reviews and approves the compensation of all of our directors and executive officers, is currently or has been, at any time since our formation, one of our officers or employees. None of our executive officers currently serves or in the past has served as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving on our board or Compensation Committee. Ms. Katz was a consultant to us from November 2001 through March 2002.

Summary Compensation Table

        The following table sets forth the compensation earned, awarded or paid for services rendered to us in all capacities for the three years ended December 31, 2002 by our Chief Executive Officer and our next four most highly compensated executive officers who earned more than $100,000 in salary and bonus during the year ended December 31, 2002, whom we refer in this Annual Report of Form 10-K collectively as the "named executive officers."

Summary Compensation Table

		Annual Compensation				Compensation Awards
Name and Principal Position	Year	Salary		Bonus		Securities Underlying Options	All Other Compensation(1)
Lance B. Boxer President and Chief Executive Officer	2002 2001 2000	$86,167 — —	(2)	$	— —	600,000 — —	— — —
Patrick C. Shutt Former Chairman, President and Chief Executive Officer	2002 2001 2000	278,258 300,000 253,714			150,000 179,390 150,000	— 450,000 —	— — —
Robert E. Rainone, Jr. Former Chief Operating Officer and President, Global Operations	2002 2001 2000	215,000 215,000 165,529			139,750 150,037 107,500	— 500,000 —	— — —
Robert J. Pommer, Jr. Former Vice Chairman	2002 2001 2000	212,505 215,016 215,016			139,750 147,098 107,500	— 150,000 —	— — —
Scott D. Fehlan General Counsel and Secretary	2002 2001 2000	200,000 185,000 185,000			120,250 53,598 46,250	450,000 325,000 —	— — —

(1)
The amount for all other compensation in the form of perquisites and other personal benefits has been omitted because these perquisites and other personal benefits contributed less than the lesser of $50,000 or 10% of the total salary and bonus for each of the named executives.

(2)
Represents amounts paid to Mr. Boxer under an independent contractor agreement.

Stock Options

        The following table shows information regarding stock options granted to the named executive officers during the year ended December 31, 2002. The potential realizable value is based on the assumption that our common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of the ten-year term. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect projections or estimates of future stock price growth. Potential realizable values are computed by:

  •
  Multiplying the number of shares of common stock underlying each option by the indicated exercise price per share.

  •
  Assuming that the total stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire ten-year term of the option; and

  •
  Subtracting from that result the total option exercise price.

  •
  Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock.

        The percentage of total options granted is based on an aggregate of 7,405,350 options granted by us during the year ended December 31, 2002, to our employees including the named executive officers. Unless otherwise indicated, options were granted with an exercise price equal to or higher than the fair market value of our common stock, as determined in good faith by our Board of Directors at the time of the grants.

Option Grants In Last Fiscal Year

	Individual Grants
		% of total Options Granted to Employees During Period			Potential Realizable Value at Assumed Annual Rates of Stock Appreciation for Option Term
	Number of Securities Underlying Options Granted
Name			Exercise Price Per Share (2)	Expiration Date
					5%	10%
Lance B. Boxer	500,000(1) 100,000(2)	6.75 1.35	$0.30 0.30	November 12, 2012 November 12, 2012	$73,300 14,660	$116,718 23,334
Scott D. Fehlan	450,000(3)	6.07	0.42	June 2, 2012	129,302	205,891

(1)
Options vest as to 1/6th of the shares on the 16th day of each month beginning on November 16, 2002.

(2)
Options vested as to 100% of the shares on April 8, 2003, the date we received debt financing from CityNet Telecommunication, Inc.

(3)
Options vested as to 50% of the shares immediately on the day of grant and as to the remainder of the shares, 1/36th vest on the 16th day of each month beginning on June 16, 2002.

Aggregated Option Exercises In Last Fiscal Year
And Fiscal Year-End Option Values

        The following table presents information regarding the named executive officers concerning option exercises for the year ended December 31, 2002 and exercisable and unexercisable options held as of December 31, 2002. The value of unexercised in-the-money options is based on a price of $0.19 per share, the closing sales price for our common stock on December 31, 2002 as quoted on the Nasdaq SmallCap Market, minus the per share exercise price, multiplied by the number of shares underlying the option.

	Number of Securities Underlying Unexercised Options at December 31, 2002		Value of Unexercised In-The-Money Options at December 31, 2002
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Lance B. Boxer	166,667	433,333	$—	$—
Patrick C. Shutt	600,000	—	54,000	—
Robert J. Pommer, Jr.	300,000	—	54,000	—
Scott D. Fehlan	746,191	307,809	—	—

Other Benefits

        401(k) Retirement Plan.    We maintain a 401(k) retirement savings plan, covering our eligible full-time employees located in the United States. The 401(k) plan is intended to meet the requirements of Sections 401(a) and 401(k) of the Internal Revenue Code, as amended, so that contributions to the

401(k) plan by employees, and the investment earnings thereon, are not taxable to employees until withdrawn from the 401(k) plan. Under the 401(k) plan, employees may elect to reduce their current eligible compensation by up to the lesser of 15% of their annual compensation or the statutorily prescribed annual limit ($11,000 if under the age of 50 and $12,000 if age 50 or above in 2002) and to have the amount of the reduction contributed to the 401(k) plan. The 401(k) plan does permit discretionary matching contributions to the 401(k) plan by us on behalf of participants in the 401(k) plan who have completed at least a year of service to us. To date, there have been no matching contributions.

        Employee Stock Purchase Plan.    We maintain an employee stock purchase plan that is available to substantially all employees located in the United States. Participating employees may purchase common stock at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the stock at the beginning or the end of the period. The six-month participation periods run from May to October and from November to April each year. Employees may contribute up to 15% of their compensation to the plan, up to a maximum of $25,000 per calendar year.

Employment Agreements and Change-in-Control Arrangements

Employment Agreements

        From time to time, we have entered into employment agreements or independent contractor agreements with our executive officers, including the executive officers listed in the "Summary Compensation Table." Each of the employment agreements currently in effect is for a renewable one-year term.

        Lance B. Boxer.    In November 2002, Lance B. Boxer entered into an interim Chief Executive Officer agreement with us. Under the agreement, we pay an entity owned by Mr. Boxer a monthly fee of $55,000. This agreement had an initial term of six months, which has been extended through the expected closing (the "CityNet Closing") under the Stock Purchase Agreement with CityNet Telecommunications, Inc. We have agreed to enter into an employment agreement with Mr. Boxer contingent upon the CityNet Closing. Under this agreement, Mr. Boxer would be entitled to an annual salary of $400,000. This proposed agreement would have an initial term of two years after which it would be renewable for one-year terms.

        Annette Erdmann.    In December 2002, Annette Erdmann entered into an independent contractor agreement with us. Under this agreement, we pay Ms. Erdmann a monthly fee of approximately $32,500. This agreement has an initial term of one year. We have agreed to enter into an employment agreement with Ms. Erdmann contingent upon the CityNet Closing. Under this agreement, Ms. Erdmann would be entitled to an annual salary of $225,000. This agreement would have a renewable one-year term.

        Scott Fehlan.    In September 1999, Scott Fehlan entered into an employment agreement with us. In January 2001 we amended and restated our employment agreement with Mr. Fehlan. Mr. Fehlan is currently entitled to an annual salary of $215,000 and a commuting allowance of $500 per month.

        Les Hankinson.    In December 2002, Les Hankinson entered into an employment agreement with us. Mr. Hankinson is currently entitled to an annual salary of $180,000.

        Randall Lay.    In June 2002, Mr. Lay entered into an employment agreement with us. We amended our employment agreement with Mr. Lay in April 2003. Mr. Lay is currently entitled to an annual salary of $256,000.

        Robert Pommer.    In September 1998, Robert Pommer, formerly Vice Chairman, entered into an employment agreement with us. In February 1999, February 2000 and April 2000 we amended our employment agreement with Mr. Pommer. Mr. Pommer is currently entitled to an annual salary of $215,000 and a commuting allowance of $600 per month.

        Robert Rainone.    In February 2000, Robert Rainone, formerly Chief Operating Officer and President, Global Operations, entered into an employment agreement with us. We amended our employment agreement with Mr. Rainone in April 2000. Under the agreement Mr. Rainone was entitled to an annual salary of $215,000. Mr. Rainone was also entitled to a commuting allowance of $600 per month. Mr. Rainone's employment agreement had an initial term of one year and was renewable for additional one-year terms.

        Patrick Shutt.    In September 1998, Patrick Shutt, formerly Chairman, President and Chief Executive Officer, entered into an employment agreement with us. In February 1999 and February 2000, we amended our employment agreement with Mr. Shutt. Under the agreement Mr. Shutt was entitled to an annual salary of $300,000. Mr. Shutt was also entitled to a commuting allowance of $600 per month. Mr. Shutt's employment agreement had an initial term of three years and was renewable for additional one-year terms.

        We pay for or reimburse certain expenses for our executive officers, including commuting costs or commuting allowances, corporate housing or housing allowances, parking expenses and certain other personal expenses.

Change of Control Arrangements

        Our executive officers listed under "Executive Officer Information" (except for Lance B. Boxer) have provisions in their employment agreements which provide that if we terminate their individual employment terms for any reason other than cause, death or total disability, or if their authority, duties or responsibilities with us have been substantially reduced following a change of control, then we will (a) provide them with health insurance for the six month period after their termination and (b) pay them an amount equal to their base salaries for six months.

        We have agreed to enter into an employment agreement with Mr. Boxer contingent upon the CityNet Closing. Under this proposed agreement, if Mr. Boxer's employment terminates for any reason other than cause, death, disability or the expiration of his employment term, or if Mr. Boxer terminates his employment for "good reason" (a diminution in his duties, a required relocation or a reduction in his compensation), he will be entitled to (a) health insurance for the twelve month period after his termination at the same rate as if he were an active employee and (b) continue to receive his base salary for twelve months. In addition, Mr. Boxer will vest in any options that otherwise would have vested in the twelve month period following termination and he will have the right to exercise such options for a period of fifteen months following his last day of active employment.

        Except for one option grant to Ms. Erdmann and the option grants to Mr. Boxer noted above, unvested options to purchase shares held by our executives will fully vest if there is a change of control which results in both:

  •
  the sale of all or substantially all of our assets, any merger of us with another company or any other corporate reorganization in which more than 50% of our voting power is transferred; and

  •
  the officer no longer being employed by us or the successor entity for the 12 months after the change of control under substantially similar terms and conditions that existed prior to the change of control. The options may be exercised for three months after the executive ceases to be a service provider to us.

        We granted options to purchase 50,000 shares of our stock to Annette Erdmann on January 21, 2003, before Ms. Erdmann was an executive officer. This grant agreement does not contain the change of control provisions described above.

        Pursuant to Mr. Lay's employment offer letter and subject to board approval, if we undergo a change in control, we will grant Mr. Lay a fully vested option to purchase 100,000 shares of our common stock, with an exercise price equal to the fair market value of our stock on the date of grant. The CityNet Closing would constitute a change in control under Mr. Lay's employment offer letter.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2003, by:

  •
  each of the individuals listed on the "Summary Compensation Table" above;

  •
  each of our directors;

  •
  each person (or group of affiliated persons) who is known by us to own beneficially 5% or more of our common stock; and

  •
  all current directors and executive officers as a group.

        Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 31, 2003, are deemed issued and outstanding. These shares, however, are not deemed outstanding for purposes of computing percentage ownership of each other stockholder.

        Except as indicated in the footnotes to this table and subject to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by them. This table also includes shares owned by a spouse as community property.

        Percentage of ownership is based on 99,114,297 shares of common stock outstanding on March 31, 2003. The percentage of common stock outstanding as of March 31, 2003 is calculated in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated, the address of each of the individuals named below is: c/o Universal Access Global Holdings Inc., 233 South Wacker Drive, Suite 600, Chicago, Illinois 60606.

	Beneficial Ownership
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Shares Issuable Pursuant to Options and Warrants Exercisable Within 60 days of March 31, 2003	Percent Beneficially Owned
Entities Affiliated with ComVentures(1) 305 Lytton Avenue Palo Alto, CA 94301	13,160,090	25,000	13.30
Entities Affiliated with Internet Capital Group(2) 600 Building 435 Devon Park Drive Wayne, PA 19087	21,664,124	—	21.86
Lance B. Boxer	—	600,000	*
Anthony P. Dolanski(2)	21,664,124	—	21.86
H. Robert Gill	—	12,500	*
Carolyn F. Katz	—	30,000	*
Kevin P. Power.	—	15,000	*
Mark F. Spagnolo	—	500,000	*
Roland A. Van der Meer(1)	13,160,090	25,000	13.30
Scott D. Fehlan	154,958	847,753	1.00
Robert J. Pommer, Jr.(3)	4,709,485	300,000	5.04
Robert E. Rainone, Jr.	500,000	—	*
Patrick C. Shutt(4)	3,370,235	—	3.40
All directors and executive officers as a group (15 persons)	43,558,892	2,846,920	45.51

*
Less than 1% of the outstanding shares of common stock.

(1)
Includes 12,390,375 shares held by Communication Ventures III, L.P., and 625,221 shares held by Communication Ventures III CEO & Entrepreneurs' Fund, L.P., 917 shares held by Mr. Van der Meer's wife in an IRA account, 143,577 shares held individually by Mr. Van der Meer and options to purchase 25,000 shares held individually by Mr. Van der Meer. The sole general partner of Communication Ventures III, L.P. and Communication Ventures III CEO & Entrepreneurs' Fund is ComVen III, L.L.C. The managing members of ComVen III, L.L.C. are Roland Van der Meer, David Helfrich and Clifford Higgerson. Roland Van der Meer, one of our directors, and each of the other managing members of ComVen III, L.L.C. disclaim beneficial ownership of the shares held by Communication Ventures III, L.P., and Communication Ventures III CEO & Entrepreneurs' Fund, except to the extent of their pecuniary interest therein. David Helfrich and Clifford Higgerson (managing members of ComVen III, L.L.C.) disclaim beneficial ownership of the shares held individually by Mr. Van der Meer's wife and to the shares held individually by Mr. Van der Meer.

(2)
Includes 21,664,124 shares held by ICG Holding, Inc., a direct wholly-owned subsidiary of Internet Capital Group, Inc. Anthony Dolanski is Chief Financial Officer of Internet Capital Group, Inc. Mr. Dolanski disclaims beneficial ownership of the shares held by ICG Holdings, Inc., except to the extent of his pecuniary interest therein.

(3)
Includes 3,345,533 shares held individually by Robert J. Pommer, Jr., as Trustee of the Robert J. Pommer, Jr. Declaration of Trust, 150,000 shares and an option to purchase 300,000 shares held individually by Robert J. Pommer, Jr., 199,545 shares held by Elizabeth M. Pommer as Trustee of the Elizabeth M. Pommer Declaration of Trust dated December 31, 1999 and 1,000,000 shares held by the Pommer Family Limited Partnership dated December 31, 1999. Also includes 6,807 shares held by Mr. Pommer's father as custodian for Mr. Pommer's son, who shares Mr. Pommer's household, under the Uniform Transfers to Minors Act; and 7,600 shares held by Mr. Pommer's father as custodian for Mr. Pommer's daughter, who shares Mr. Pommer's household, under the Uniform Transfers to Minors Act.

(4)
Includes 2,500,235 shares held by Patrick Shutt as Trustee of the Patrick C. Shutt Declaration of Trust dated December 22, 1999 and 870,000 shares held by the Shutt Family Limited Partnership. The general partners of the Shutt Family Limited Partnership are Patrick Shutt and his wife.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth information as of December 31, 2002 regarding securities authorized for issuance under our equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	9,797,577	$0.71	11,439,566
Equity compensation plans not approved by security holders	—	—	—
Total	9,797,577	$0.71	11,439,566	(1)(2)(3)

(1)
Under our 1999 Stock Plan, the maximum aggregate number of shares of our common stock that may be optioned and sold is 10,000,000 shares, plus an annual increase to be added on the first day of our fiscal year beginning in 2001 equal to the lesser of (i) 10,000,000 shares, (ii) 5% of the outstanding shares of common stock on such date, or (iii) a lesser amount determined by our Board.

(2)
Our Employee Stock Purchase Plan permits eligible employees to purchase an aggregate of 500,000 shares plus an annual increase to be added on the first day of our fiscal year beginning in 2001, equal to the lesser of (i) 3,000,000 shares, (ii) 2% of the outstanding shares of common stock on such date or (iii) a lesser amount determined by our Board.

(3)
Includes 652,779 shares of restricted common stock that are subject to certain repurchase rights provisions. If employees separate from the Company before our right to repurchase the restricted stock lapses, then we will repurchase the unvested restricted stock at zero cost.

Changes in Control

        On April 7, 2003, we entered into several related agreements with CityNet. Under a stock purchase agreement, if closing conditions (including the receipt of regulatory approval and the approval of our stockholders) are satisfied or waived, (a) CityNet will pay us $16 million and transfer to us certain fiber optic network assets, (b) we will issue to CityNet newly issued shares of our common stock representing 55% of our outstanding common stock on a fully-diluted basis (with any options and warrants having an exercise price in excess of $1.00 being excluded from the calculation of "fully diluted," subject to CityNet's right to receive compensating shares in the event that any of these options or warrants are subsequently exercised) and (c) we will assume a $2 million debt obligation to a third party. In addition, CityNet has entered into a voting agreement with holders of approximately 49% of our outstanding common stock. In the voting agreement, these holders have agreed to vote their shares in favor of (a) the transactions under the stock purchase agreement with CityNet, (b) CityNet's designees for five of the nine members of our board of directors and (c) other matters related to the transactions.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

        Other than the employment agreements described under "Executive Officer Information" and the transactions described below, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $60,000, and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of these people had or will have a direct or indirect material interest.

        On May 1, 2002, we entered into an independent contractor agreement with Spagnolo Group LP to provide consulting services. Mark Spagnolo, one of our directors, is the President of Spagnolo Group LP. The compensation for these services consisted of an initial payment of $12,500, a fee of $43,750 per month for the first three months of the engagement and a fee of $21,875 per month for the last six months of the engagement. Under this agreement, in July 2002 we granted Mr. Spagnolo an option to purchase 500,000 shares of our common stock at an exercise price of $0.15 per share, the fair market value on the date of grant. The independent contractor agreement was terminated in December 2002. We paid Mr. Spagnolo's firm $253,125 for services rendered under this agreement.

        Mr. Spagnolo, one of our directors, served as President and Chief Executive Officer of MFN from December 2001 to April 2002. MFN purchases circuit access from us under contracts with minimum purchase commitments that currently total approximately $43,000 per month. In the year ended December 31, 2002, MFN paid us approximately $7.5 million under these contracts and other contracts that have terminated.

        In February 2002, the Company and Sphera Optical Networks, Inc. and Sphera Optical Networks N.A., Inc. (collectively, "Sphera") were parties to an asset purchase agreement and financing agreement under which we contemplated buying certain of Sphera's assets and we extended post-bankruptcy financing to Sphera. Because several material conditions were not met, we terminated the asset purchase agreement and financing agreement. Sphera filed suit against us seeking injunctive relief to compel us to complete the asset purchase, unspecified damages relating to the termination of the asset purchase agreement and subordination of our lien. During the first quarter of 2002, we loaned $1.1 million to Sphera under our post-petition loan agreement. In addition, during the three months ended June 30, 2002, we disbursed additional amounts totaling $1.0 million to Sphera and to a trust account established by the counsel for the official unsecured creditors' committee. Pursuant to a settlement agreement approved on August 22, 2002 by the United States Bankruptcy Court for the District of New Jersey, we have settled the adversary proceeding that Sphera filed against us. Under the settlement agreement, the suit filed by Sphera has been dismissed, we have received certain payments and we may receive additional payments. Lance B. Boxer, our President and Chief Executive Officer and one of our directors, previously served as Chief Executive Officer of Sphera and is a party to the settlement agreement. Under the settlement agreement, we paid Mr. Boxer $125,000.

        In December 2002 we engaged Broadmark Capital, LLC ("Broadmark") to provide financial advisory and investment banking services. One of our former directors, Joseph L. Schocken, is Chairman and a co-founder of Broadmark. Under the engagement, Broadmark is obligated to use its best efforts to raise capital from a mutually agreed upon list of third parties. The compensation for such services is success based. If the closing under the stock purchase agreement with CityNet occurs, then we would be obligated to pay Broadmark a cash fee of $750,000 and issue to Broadmark a warrant to acquire 1,000,000 shares of our common stock at a price of $0.22 per share. If a financing covered by the engagement closes, the compensation would consist of a cash fee equal to six percent (6%) of the aggregate consideration we receive in the financing. We have paid Broadmark $30,000 as a retainer fee under the engagement letter. We also are obligated to reimburse Broadmark for the reasonable and necessary out-of-pocket expenses Broadmark incurs providing services.

        On May 3, 2002 in a private transaction, Patrick Shutt, a former director and our former Chairman, President and Chief Executive Officer, sold 361,446 shares of common stock for $0.83 per share to an entity owned by Joseph L. Schocken.

        In 2001, we provided $3.2 million of circuit access services to Aleron, Inc. ("Aleron"). Also during the fourth quarter of 2001, we agreed to purchase certain ATM network equipment from Aleron for $3.0 million. During January 2002, we offset amounts due from Aleron from circuit access services with the payable due to Aleron related to the purchase of network equipment from Aleron. Paolo Guidi, a former director, was an executive officer of Aleron. On March 15, 2002, Aleron filed for protection under Chapter 11 of the Bankruptcy Code.

        On November 1, 2001, we entered into an independent contractor agreement with Carolyn Katz, one of our directors, to provide financial and strategic analysis. The compensation for such services consisted of a monthly fee of $12,000 per month. Under this agreement, in March 2002 we granted Ms. Katz an option to purchase 15,000 shares of our common stock at an exercise price of $2.35 per share, the fair market value on the date of grant. The independent contractor agreement was terminated in March 2002. We paid Ms. Katz less than $60,000 for services rendered under this agreement.

Equity Transactions with Executive Officers

        The following table sets forth certain information about the grant of stock options to our executive officers during 2002 and thereafter and the repurchase of stock during 2002.

Equity Transactions

Name	Trans. Date	Options Granted	Option Price		Common Stock Repurchased		Share Price
Lance B. Boxer (executive officer)	11/13/02 11/13/02 03/19/03 03/19/03	500,000 100,000 2,150,000 1,000,000	$ $ $ $	0.30 0.30 0.13 0.13
Annette V. Erdmann (executive officer)	01/21/03 03/19/03	50,000 400,000	$ $	0.16 0.13
Scott D. Fehlan (executive officer)	02/07/02 06/30/02	450,000		$0.42	10,042	(1)	$4.97
Les W. Hankinson (executive officer)	12/31/02 03/19/03	350,000 150,000	$ $	0.19 0.13
Randall R. Lay (executive officer)	06/06/02 03/19/03	500,000 500,000	$ $	0.36 0.13
Patrick C. Shutt (former executive officer)	12/31/02				150,000	(2)	$0.19

(1)
Represents shares returned to us in payment of the principal and interest owed under a promissory note made in September 2001. The note was issued in connection with the exercise on September 28, 2001 of 150,000 stock options with an exercise price deemed to be zero. The note was for an amount equal to the tax withholding payments due upon exercise of the stock options.

(2)
Represents shares returned to us in payment of the principal owed under a promissory note made in September 2001. The note was issued in connection with the exercise on September 28, 2001 of 150,000 stock options with an exercise price deemed to be zero. The note was for an amount equal to the tax withholding payments due upon exercise of the stock options.

Indemnification

        We have entered into indemnification agreements with each of our directors and officers. These indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 25, 2003.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC.
By:	/s/ RANDALL R. LAY
Name: Randall R. Lay Title: Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 25, 2003.

Signature	Title

/s/ LANCE B. BOXER Lance B. Boxer April 25, 2003	President and Chief Executive Officer, Director
/s/ ROLAND A. VAN DER MEER Roland A. Van der Meer April 25, 2003	Chairman of the Board
/s/ ANTHONY P. DOLANSKI Anthony P. Dolanski April 25, 2003	Director
/s/ H. ROBERT GILL H. Robert Gill April 25, 2003	Director
/s/ CAROLYN F. KATZ Carolyn F. Katz April 25, 2003	Director
/s/ KEVIN P. POWER Kevin P. Power April 25, 2003	Director
/s/ MARK F. SPAGNOLO Mark F. Spagnolo April 25, 2003	Director

QuickLinks

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
SIGNATURES