Form 10-Q
period 2003-03-31
UNIVERSAL ACCESS GLOBAL HOLDINGS INC
filed 2003-05-15
CIK 1070699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-28-559

Universal Access Global Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4408076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

233 S. Wacker Drive, Suite 600 Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

(312) 660-5000
(Registrant’s telephone number, including area code)

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

The number of shares outstanding of the issuer’s common stock, par value $0.01, as of April 30, 2003 was 99,131,705 shares.

Universal Access Global Holdings Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM I. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2003	Dec. 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$10,173	$12,353
Accounts receivable, less allowance of doubtful accounts of $1,728 and $1,728	3,240	4,566
Prepaid expenses and other current assets	4,359	2,674

Total current assets	17,772	19,593
Restricted cash	2,058	3,900
Property and equipment, net	17,909	20,617
Other long-term assets	2,417	2,607

Total assets	$40,156	$46,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,771	$2,382
Non income tax payable	1,289	1,071
Accrued carrier expenses	14,579	15,611
Accrued expenses and other current liabilities	1,669	2,051
Unearned revenue	9,051	9,813
Short-term restructuring liability	768	773

Total current liabilities	30,127	31,701
Security deposits payable	1,903	1,859
Restructuring liability	4,085	4,274

Total liabilities	36,115	37,834
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $.01 par value; 1,000,000,000 shares authorized; 99,114,297 and 99,179,341 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	991	992
Common stock warrants	129	129
Additional paid-in-capital	282,487	283,165
Deferred stock plan compensation	(1,941)	(3,010)
Accumulated deficit	(277,001)	(271,793)
Accumulated other comprehensive income	40	40
Notes receivable—employees	(664)	(640)

Total stockholders’ equity	4,041	8,883

Total liabilities and stockholders’ equity	$40,156	$46,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2003	2002

Revenues	$19,151	$29,080
Costs and expenses:
Cost of circuit access (exclusive of depreciation of $0 and $1,260 in 2003 and 2002 respectively, shown below)	12,753	21,203
Operations & administration (excluding stock plan compensation)	8,830	15,494
Operations & administration (stock plan compensation)	389	291
Depreciation & amortization	2,479	5,086

Total costs and expenses	24,451	42,074

Operating loss	(5,300)	(12,994)
Other income, net	92	378

Net loss	(5,208)	(12,616)

Basic and diluted net loss per share	$(0.05)	$(0.13)
Weighted average shares used in computing basic and diluted net loss per share	98,658	98,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002

Cash flows from operating activities:
Net cash used for operating activities	$(4,270)	$(12,466)
Cash flows from investing activities:
Additions to property, plant, & equipment	—	(5,186)
Proceeds from sales of property, plant, & equipment	243	17
Increase in notes receivable	—	(950)
Sale of short-term investments	—	15,069

Net cash provided by investing activities	243	8,950
Cash flows from financing activities:
Payments on capital lease obligations	—	(760)
Payment of long-term and short-term obligations	—	(299)
Proceeds from short-term obligations	—	1,500
Restriction on cash balance	1,842	(1,230)
Issuance of common stock	1	206
Proceeds of notes receivable—employee	4	32

Net cash provided (used) by financing activities	1,847	(551)
Effect of exchange rate changes on cash	—	14
Net increase/(decrease) in cash and cash equivalents	(2,180)	(4,053)
Cash and cash equivalents, beginning of period	12,353	20,758

Cash and cash equivalents, end of period	$10,173	$16,705

Non-Cash Financing Activities:
Issuance of restricted stock	2	—
Redemption of notes receivable using outstanding stock	—	316

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Universal Access Global Holdings Inc. (“Holdings”) and its subsidiaries (collectively, “the Company” or “we”), and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Financial Statements and Notes thereto included in our 2002 Annual Report on Form 10-K. Results for fiscal 2003 interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2003. All numbers presented are in thousands, except share and per share amounts and where otherwise indicated.

Note 2—Liquidity

Our consolidated financial statements have been prepared assuming we will continue as a going concern. However, we have determined that we need to raise capital from external sources in order both to fund operations and to enhance our existing IT tools to help achieve our sales objectives. Accordingly, we are aggressively pursuing both debt and equity capital raising opportunities to provide sufficient funds to accomplish these goals.

Effective April 7, 2003, we obtained $5 million in secured debt financing from CityNet Telecommunications, Inc. (“CityNet”).  The financing is evidenced by a promissory note (the “Note”) and secured by substantially all of our assets.  Under the terms of the Note, the unpaid principal balance accrues interest at a rate of 12% per annum, compounded quarterly, and the entire unpaid principal balance and accrued but unpaid interest is payable on April 6, 2004 unless otherwise accelerated under the Note.

Additionally, effective April 7, 2003, we entered into a definitive Stock Purchase Agreement (the “Purchase Agreement”) with CityNet. Under the Purchase Agreement, if closing conditions (including the receipt of regulatory approval and the approval of our stockholders) are satisfied or waived,  (a) CityNet will pay to us $16 million in cash and transfer to us fiber optic rings located in Albuquerque, New Mexico and Indianapolis, Indiana having a value of $700 thousand, (b) we will issue to CityNet newly issued shares of our common stock representing approximately 55% of our outstanding common stock on a fully diluted basis (with any options and warrants having an exercise price in excess of $1.00 being excluded from the calculation of “fully diluted,” subject to CityNet’s right to receive compensating shares in the event that any of these options or warrants are subsequently exercised) and (c) we will assume certain liabilities of CityNet. In particular, we will assume $2 million in principal amount of a Promissory Note executed by CityNet and made to Electro Banque dated December 30, 2002.  The note is secured by the fiber optic ring located in Albuquerque, New Mexico, matures in a single installment on December 31, 2007 and does not bear interest until January 1, 2006; thereafter, it bears interest at 8% per annum.

After paying expenses related to the transaction, we estimate that the net proceeds from the Purchase Agreement will be approximately $14.5 million.  Upon the closing under the Purchase Agreement, principal and accrued interest under the Note will (in lieu of cash payment to CityNet) be applied to reduce the purchase price payable by CityNet under the Purchase Agreement. The closing under the Purchase Agreement is subject to approval by our shareholders, regulatory approval and other closing conditions. Subject to receipt of these approvals and satisfaction or waiver of these conditions, we expect the closing under the Purchase Agreement to occur by July 31, 2003. Pursuant to the terms of, and upon closing under, the Purchase Agreement, our board of directors must consist of nine members, five of whom, including the chairman, are to be designated by CityNet.

In connection with the execution of the Purchase Agreement, certain of our significant stockholders entered into a voting agreement with CityNet.  Under the terms of the voting agreement, these stockholders agreed to vote the shares of our common stock owned by them in favor of the transactions contemplated by the Purchase Agreement.  As of April 7, 2003, these stockholders collectively owned common stock representing approximately 49% of our outstanding common stock.  In addition, these stockholders have agreed to vote for the election of the CityNet director nominees to be appointed to our board of directors upon the closing under the Purchase Agreement.

Based on our receipt of $5 million from the secured debt financing and assuming the closing occurs under the

Purchase Agreement, our operational cash receipts remain stable, we achieve our sales objectives and we continue to control uses of cash, we estimate that we will have sufficient liquidity and capital resources to meet our short term liquidity needs. In addition, we estimate that this debt and equity capital raising will be sufficient to fund our operations until we become cash flow positive and we can accomplish our long term liquidity goal to fund our business with internally generated cash. However, we may not be able to close the Purchase Agreement, and even if we are able to raise additional capital by closing the Purchase Agreement or otherwise, our operational and financial flexibility may be limited. The issuance of stock under the Purchase Agreement will also be dilutive to our existing stockholders. Further, unexpected events adversely affecting our cash resources, including declines in collections due to client bankruptcies or deteriorating industry conditions, bankruptcy preference payment settlements, security deposit requirements, accelerated vendor terms, payments required to settle disputes or adversely determined litigation, may create a need for us to obtain more funding from external sources in addition to the current capital raising activities described above.

Note 3—Property and Equipment, Net

Property and equipment consists of the following, stated at the lower of fair market value or cost:

	March 31, 2003	December 31, 2002

Furniture and fixtures	$1,044	$1,075
Leasehold improvements	1,442	1,442
UTX equipment	15,567	15,572
Computer hardware and software	21,435	21,436
Other equipment	324	523

Property and Equipment, gross	39,812	40,048
Less: Accumulated depreciation and amortization	(21,903)	(19,431)

Property and equipment, net	$17,909	$20,617

Included in cost of computer hardware and software are software development and website costs of $0 and $2.8 million that were capitalized during 2003 and 2002, respectively.  Accumulated depreciation related to capitalized software and website assets was $5.3 million and $4.7 million at March 31, 2003 and December 31, 2002, respectively.

Note 4—Other Long-term Assets

During 2001, we paid a supplier $3.3 million in exchange for favorable pricing terms and were amortizing this cost over the ten-year life of the agreement. At December 31, 2002, based on an analysis we performed, we concluded that we expect to realize the benefits associated with this asset but only over the next 3.75 years. As a result, starting in 2003 the amortization expense for this asset is being recognized over the remaining 3.75 years. The cash flows directly attributable to this asset exceed the net book value, so no impairment is warranted. Accumulated amortization related to this asset was $627 thousand and $438 thousand at March 31, 2003 and December 31, 2002, respectively.

We also have security deposits receivable classified as long-term totaling $523 thousand at March 31, 2003 and at December 31, 2002. We pay these security deposits to carriers, landlords, and utility companies in the ordinary course of business.

Note 5—Restructuring

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

The following summarizes the significant components of the restructuring reserve at March 31, 2003:

	Balance at December 31, 2002	Incurred Cash Payments	Balance at March 31, 2003

Facility exit costs, net of estimated sublease recoveries	5,014	(181)	4,833
Other	33	(13)	20
Total	5,047	(194)	4,853

Note 6—Commitments and Contingencies

In November 2001, a complaint was filed in federal district court for the Southern District of New York on behalf of a purported class of persons who purchased our stock between March 16, 2000 and December 6, 2000. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities. The complaint brings claims for violation of several provisions of the federal securities laws against the underwriters of our IPO, and also against us and certain of our former directors and officers under the Securities Act of 1933 and the Exchange Act of 1934. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed in 2001, all of which were consolidated into a single coordinated proceeding in the Southern District of New York. In July 2002, the defendants in the consolidated actions filed motions to dismiss all of the cases in the litigation, including the case involving us. On February 19, 2003, the Court ruled on the motions to dismiss. The motions to dismiss the claims under the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including us. The Court also denied our motion to dismiss the claims against us under the Exchange Act. The former directors and officers named in the complaint signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002. We believe that the allegations against us are without merit.

In February 2000, a complaint was filed in the Superior Court of California, County of Santa Clara, against us, certain of our directors and officers and other parties by Point West Ventures, LP (“Point West”), previously known as Fourteen Hill Capital, LP and certain other shareholders in Vaultline Incorporated. The claim arises out of a letter of intent that we entered into in December 1998 relating to our potential acquisition of Vaultline. The claimants contend that a mutual settlement agreement executed by the president of Vaultline was unauthorized and are seeking damages in excess of $10 million. We believe that the allegations against us are without merit. On May 4, 2000, the Superior Court granted our petition to compel arbitration and to stay proceedings pending arbitration. No arbitration demand has ever been made against us in this matter. In February 2002, Point West was placed into receivership by the United States District Court. The United States Small Business Administration was appointed as Receiver. In January 2003, certain of the plaintiffs’ claims were voluntarily dismissed without prejudice.

Level 3 Communications, LLC has filed an action in the United States District Court for the Eastern District of Virginia, and the action has been referred to a bankruptcy judge. The complaint names as defendants the Company, three bankrupt entities (Aleron, Inc., Aleron U.S., Inc., and TA Acquisition Corp.), and those three entities’ bankruptcy trustee. In its complaint, Level 3 claims that it is owed for certain telecommunication services provided under contracts between

Level 3 and TA Acquisition and for termination charges under those contracts. Level 3 seeks a declaration establishing the defendants’ liability, if any, under the contracts and a judgment in those amounts against the defendants, including us. Level 3 has not specified the amount of damages it seeks. We have answered Level 3’s complaint and denied any liability. No trial date in the action has been set. We believe that the allegations against us are without merit.

We have been dismissed from an action that Qwest Communications Corp. filed in the United States District Court for the Eastern District of Virginia, and which was referred to a bankruptcy judge. Qwest’s amended complaint named as defendants the Company and three bankrupt entities (Aleron U.S., Inc., Aleron, Inc., and TA Acquisition Corp.). In its amended complaint, Qwest (a) claims that it is owed for certain telecommunications services provided under contracts between Qwest and TA Acquisition and (b) requests a declaration that defendants are jointly and severally liable for approximately $3.5 million under those contracts. In March 2003 we entered into a settlement agreement with Qwest relating to the claims Qwest brought against us. Under the settlement agreement, in March and April 2003, we paid Qwest a total of $750 thousand to settle the litigation. We may use up to $250 thousand of this amount as a prepayment of certain services. On May 9, 2003, Qwest filed a motion to dismiss us from the suit.  Qwest's motion is scheduled to be heard by the bankruptcy court on May 27, 2003.

Before their conversion under Chapter 7 of the Bankruptcy Code, Aleron, Inc. and TA Acquisition Corp. listed potential claims against us in their Chapter 11 schedules listing their assets. Aleron stated that it “has substantial breach of contract and other claims against Universal Access” arising out of contractual agreements and stated that the estimated value of the claims was between $3 and $5 million. TA Acquisition stated that it “may have substantial claims against Universal Access” and stated that the value of those claims was unknown. We believe that the claims against us are without merit.

We and certain of our former directors and officers are defendants in an action pending in the United States District Court for the Eastern District of Texas, Frandsen v. Universal Access, Inc., et al., No. 9:02CV103 (E.D. Tex.). The complaint alleged causes of action for securities fraud in connection with public disclosures made by our officers between 2000 and 2002. We believe that the allegations against us are without merit. On March 5, 2003, the court granted a motion to dismiss the complaint and has permitted plaintiffs the opportunity to replead the complaint with respect to a minority of the alleged misstatements. On March 20, 2003, plaintiffs filed a motion for reconsideration of, and to vacate, the court’s March 5 order. On April 10, 2003, the court denied this motion. On April 21, 2003, plaintiffs filed a second motion for reconsideration of, and to vacate, the court’s March 5 order. Plaintiffs have not specified the amount of damages they seek.

In November 2002, a placement agent that we engaged in 2001 filed a complaint against us in the Central District of California claiming that the placement agent was entitled to certain amounts in connection with a credit facility that we purportedly had entered into. We have settled the matter and the suit was dismissed in January 2003.

In April 2003, 360networks (USA), Inc. filed a complaint against us in the United States District Court for the Southern District of New York. In its complaint, 360 requests a declaration that we are obligated to purchase a specified amount of telecommunications services from 360 each year for five years, beginning on April 1, 2002, and that if we purchase less than the specified amount, we are obligated to pay 360 in cash the difference between the amount purchased and the specified minimum annual amount. In addition, 360 seeks damages against us of at least $3 million, representing the difference between the amount of telecommunications services we purchased from 360 between April 1, 2002 and March 31, 2003 and the purported minimum purchase commitment. We believe that 360's claims are without merit. We have answered 360's complaint and asserted counterclaims against 360. In our counterclaims, we request that the court grant judgment against 360, declare the agreement between 360 and us terminated, and award us our costs and fees in connection with this lawsuit, as permitted by the agreement.

We lease UTX facilities, office facilities and certain equipment over periods ranging from two to fifteen years. Through December 31, 2002, we completed buyout agreements for certain leased office facilities and terminated early certain office facility leases, eliminating aggregate lease obligations of approximately $47.0 million. Rent expense for the three months March 31, 2003 and 2002 was approximately $2.0 million and $2.3 million, respectively. Future rentals for non-cancelable operating leases, inclusive of amounts in our restructuring liability, are as follows as of March 31, 2003:

2003	$6,480
2004	8,477
2005	7,633
2006	7,180
2007	7,417
Thereafter	30,022
Total minimum lease payments	$67,209

Additionally, we have entered into agreements with various telecommunications vendors to purchase minimum amounts of network services within a defined period, such as on a monthly basis. As of July 31, 2002, we reached a settlement whereby we paid a telecommunications vendor the sum of $1.4 million to satisfy outstanding billing disputes and eliminate an aggregate minimum purchase commitment of $66.0 million. In March 2003, we reached a settlement with a supplier that eliminated with that supplier the remaining minimum purchase commitment of approximately $54.8 million as of December 31, 2002.  The total amount of remaining purchase commitments at March 31, 2003 is as follows:

2003	$17,653
2004	18,385
2005	7,000
2006	2,250
2007	0
Thereafter	0
Total minimum purchase commitments	$45,288

We have standby letters of credit, which have been issued on our behalf totaling $2.1 million, collateralizing performance of certain contracts with carriers, state regulators, and landlords. These letters of credit directly relate to the operating leases, carrier agreements, and state requirements, which they secure, and expire according to the terms and conditions of these agreements.

We are involved in various legal matters in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse impact on our financial position, results of operations or cash flows.

Note 7—Executive Notes

For the three months ended June 30, 2002, we recorded a charge of $1.7 million related to notes receivable from certain of our current and former executives. The notes evidence loans made to these individuals, including loans made in part to cover exercise price and payroll tax obligations in connection with the exercise of options to acquire our common stock. Each note allows the individual to satisfy the outstanding principal balance thereof (and in one case, the principal and interest owed under the note) by returning a fixed number of shares of our common stock. The charge reduced the value of the notes receivable to the total amount we would have received if the notes had been satisfied by the return of shares of our common stock, based on the closing price of our common stock on June 30, 2002. We may reverse this charge in future periods or record additional expense as our stock price changes to reflect the value of the notes receivable as of the balance sheet date. For the three months ended March 31, 2003, no additional charge was recorded because the aggregate market value of the shares assumed to be returned for purposes of calculating the charge did not change materially from June 30, 2002.

Note 8—Comprehensive Income

Comprehensive income, which includes net income and all other non-owner changes in equity during a period, is as follows for the three months ended March 31, 2003 and 2002:

	For the Three Months Ended March 31,
	2003	2002

Net income (loss)	$(5,208)	$(12,616)
Foreign currency translation adjustments	0	3
Comprehensive net income (loss)	$(5,208)	$(12,613)

Note 9—Stock-Based Compensation Plans

Effective for fiscal 2003, we adopted the disclosure requirements under Statement of Financial Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” as an amendment for SFAS No. 123.

Stock-based employee compensation, including stock options, is accounted for under the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  No compensation expense is recognized for these options as they are issued at fair market value at date of grant.

If we were to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 with respect to stock options granted and employee stock purchases for the quarter ended March 31, 2003 and all prior periods, net earning would have decreased, resulting in pro forma net losses and losses per share as presented below:

	For the Three Months Ended March 31,
	2003	2002
Net income (loss):
As reported	$(5,208)	$(12,616)
Less: Stock-based compensation expense determined under fair value method for all awards, net of related taxes	(264)	(335)
Pro forma net loss	$(5,472)	$(12,951)

Basic and Diluted net earnings (loss) per common share:
As reported	$(0.05)	$(0.13)
Pro forma	$(0.06)	$(0.13)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “anticipates”, “plans”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading “Risk Factors.” The following discussion provides information and analysis of our results of operations for the three months ended March 31, 2003 and 2002 and of our liquidity and capital resources. You should read the following discussion in conjunction with our consolidated financial statements and the related notes included elsewhere in this quarterly report as well as the other reports we file with the SEC. Amounts are in thousands, except for items otherwise indicated and per share amounts.

Overview

We began operations on October 2, 1997 for the purpose of facilitating the provisioning, installation and servicing of dedicated communications circuits for service providers who buy network capacity and transport suppliers who sell network capacity. To date, we have derived substantially all of our revenues from providing ongoing, dedicated circuit access. Monthly recurring circuit revenues are generated under client contracts with terms generally ranging from 12 to 60 months. The average length of circuit terms have declined as we install new circuits with shorter terms, as most new contracts are for 12-month terms. Contracts with our clients may be terminated by the client at any time, subject to additional payments where applicable.

Our results have been affected by bankruptcies, credit problems in the telecommunications industry, circuit disconnections and lengthening new business closing cycles.  We have provided and currently provide services to several clients that are in bankruptcy. Although these services generally are entitled to priority payment as post-bankruptcy services, we could experience collectibility issues with respect to services we provide these clients. When collectibility of a receivable is not assured in the month service is provided, we recognize revenue when payment is received, not at the time the receivable is recorded.

Circuit revenues include bundled charges for provisioning, network management and maintenance services.

Our clients primarily consist of communications service providers and transport suppliers, such as competitive access providers, incumbent telecommunication service providers and other application and network service providers. Our three largest clients represented approximately 38% and 50% of total revenues for the quarter ended March 31, 2003 and 2002, respectively. The decrease in client concentration was primarily the result of large disconnections by clients operating under bankruptcy protection.

To date, cost of circuit access has primarily consisted of amounts paid to transport suppliers for circuits. We have negotiated volume discounts and network route-specific discounts under contracts with many of our suppliers. These contracts generally have terms ranging from three to ten years and sometimes include minimum purchase commitments that begin anywhere from six to twelve months after we enter into the contract. At March 31, 2003, these minimum purchase commitments totaled approximately $2.0 million per month. Our aggregate actual purchases under these contracts, which averaged approximately $1.7 million per month for the quarter ended March 31, 2003, have not exceeded these minimum purchase commitments for certain vendors. When our actual purchases fall short of contractual commitments, we may seek to negotiate alternate arrangements with these suppliers, but in the event that these negotiations are unsuccessful, we may be left with a shortfall that could affect our operating margins or result in a dispute or litigation with the supplier. Management believes we are adequately reserved for any commitment shortfalls.

Operations and administration expense consists of salaries and employee benefits, costs associated with the development, expansion and maintenance of our Universal Information Exchange (“UIX”) database, and costs associated with sales, marketing, operations, administration and facilities.

In each year since our inception, we have incurred operating losses and net losses, and have experienced negative cash flows from operations. At March 31, 2003, we had an accumulated deficit of $277 million.

	For the Three Months Ended March 31,
	2003	2002

Net loss	$(5,208)	$(12,616)

Basic and diluted net loss per share	$(0.05)	$(0.13)
Basic and diluted net loss per share (excluding non-cash stock option compensation expense)	$(0.05)	$(0.13)
Weighted average shares used in computing net loss per share	98,658	98,049

Results of Operations

Comparison of Three Months Ended March 31, 2003 to Three Months Ended March 31, 2002

Revenues

Revenues decreased to $19.2 million for the quarter ended March 31, 2003 from $29.1 million for the quarter ended March 31, 2002. Revenues for the quarter ended March 31, 2003 decreased $1.7 million from $20.9 million in the fourth quarter of 2002. Substantially all of our revenues consisted of circuit revenues in each of these quarters. The decrease in revenues for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 and the quarter ended December 31, 2002 was attributable to circuit disconnections, mainly from customers in bankruptcy, and lengthened new business closing cycles.  We expect that continued negative trends in the telecommunications industry will continue to adversely affect our revenues.

Cost of Circuit Access

Cost of circuit access decreased to $12.8 million for the quarter ended March 31, 2003 from $21.2 million for the quarter ended March 31, 2002. As a percentage of total revenues, cost of circuit access decreased to 67% for the quarter ended March 31, 2003 from 73% for the quarter ended March 31, 2002. The decrease in cost of circuit access in absolute dollars was primarily attributable to circuit disconnections.  The decrease in circuit cost as a percentage of total revenues for the quarter ended March 31, 2003 was primarily attributable to the reversal of approximately $1 million in net accrued liabilities based on our determination that those amounts were no longer owed to suppliers and a large client bankruptcy in the quarter ended March 31, 2002 where we incurred the cost of certain circuits but were unable to recognize the associated revenue.

Operations and Administration (Excluding Stock Plan Compensation)

Operations and administration expenses (excluding stock plan compensation) decreased $6.7 million to $8.8 million in the quarter ended March 31, 2003 from $15.5 million in the quarter ended March 31, 2002. This decrease was primarily attributable to significant decreases in personnel and a decrease in bad debt expense.

The number of employees decreased to 112 at March 31, 2003 from 229 at March 31, 2002. As a result, salaries, benefits, travel expenses and employee related payroll taxes decreased $4.3 million for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. We expect headcount to remain relatively flat for the remainder of 2003.  We also incurred a charge of $1.6 million in the quarter ended March 31, 2002 related to the costs of a third-party carrier assignment.

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

Stock plan compensation expense totaled $389 thousand for the quarter ended March 31, 2003 and $291 thousand for the quarter ended March 31, 2002.  The increase in stock plan compensation expense was primarily due to an adjustment in the three months ended March 31, 2002 related to an option grant to an executive.  Stock plan compensation expense in the three months ended March 31, 2002 would have been approximately $900 thousand greater than the expense recognized in the three months ended March 31, 2003 due mainly to the forfeiture of restricted stock upon employee terminations in 2003.

There were 11,014,453 and 4,864,419 and stock options outstanding at March 31, 2003 and 2002, respectively.

Depreciation and Amortization

Depreciation expense includes depreciation of furniture, fixtures and equipment at our office facilities and of equipment at our UTX facilities. Depreciation expense was $2.5 million in the first three months of 2003, compared to $5.0 million in the first three months of 2002, representing a decrease of $2.5 million. The decrease in depreciation is primarily attributable to the impairment of the UTX equipment in 2002.

Amortization expense, which decreased to $0 in the three months ended March 31, 2003 from $63 thousand in the quarter ended March 31, 2002, relates to intangible assets acquired in connection with the purchases of Stuff Software, Inc. in November 1999 which was subsequently sold for a nominal amount in 2002.

Restructuring

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

The following summarizes the significant components of the restructuring reserve at March 31, 2003:

	Balance at December 31, 2002	Incurred Cash Payments	Balance at March 31, 2003

Facility exit costs, net of estimated sublease recoveries	5,014	(181)	4,833
Other	33	(13)	20
Total	5,047	(194)	4,853

Other Income (Expense)

Other income decreased $286 thousand in the quarter ending March 31, 2003 to $92 thousand from $378 thousand in the quarter ending March 31, 2002. The decrease in other income was primarily attributable to a reduction in interest income, reflecting lower balances of cash and investments held by us.

Income Taxes

From our inception through September 27, 1998, we elected to be treated as a subchapter S-corporation for income tax purposes. On September 27, 1998, we converted to a C-corporation. At December 31, 2002, we had approximately $196 million of federal and state net operating loss carry forwards. These carry forwards may be available to offset future taxable income. Our federal and state net operating loss carry forwards expire at various dates beginning in 2018. Due to the uncertainty that we will generate future earnings sufficient to enable us to realize the benefit of these net operating loss carry forwards, we have recorded a valuation allowance for the full amount of our deferred tax asset. As a result, no income tax benefit has been recorded in our statement of operations. We assess our deferred tax asset on an ongoing basis and adjust the valuation allowance based on this assessment. Additionally, Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the use of net operating loss carry forwards if there is a change in ownership, as defined, within any three-year period. Our capital stock transactions may limit our ability to use certain net operating loss carry forwards.  For example, the issuance of stock under the Purchase Agreement will limit our ability to use certain net operating loss carry forwards.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming we will continue as a going concern. However, we have determined that we need to raise capital from external sources in order both to fund operations and to enhance our existing IT tools to help achieve our sales objectives. Accordingly, we are aggressively pursuing both debt and equity capital raising opportunities to provide sufficient funds to accomplish these goals. (Please refer to Note 2 in the Notes to Condensed Consolidated Financial Statements).

Based on our receipt of $5 million in April 2003 from the secured debt financing from CityNet and assuming the closing occurs under the Purchase Agreement, our operational cash receipts remain stable, we achieve our sales objectives and we continue to control uses of cash, we estimate that we will have sufficient liquidity and capital resources to meet our short term liquidity needs. In addition, we estimate that this debt and equity capital raising will be sufficient to fund our operations until we become cash flow positive and we can accomplish our long term liquidity goal to fund our business with internally generated cash. However, we may not be able to close the Purchase Agreement, and even if we are able to raise additional capital by closing the Purchase Agreement or otherwise, our operational and financial flexibility may be limited. The issuance of stock under the Purchase Agreement will also be dilutive to our existing stockholders. Further, unexpected events adversely affecting our cash resources, including declines in collections due to client bankruptcies or deteriorating industry conditions, bankruptcy preference payment settlements, security deposit requirements, accelerated vendor terms, payments required to settle disputes or adversely determined litigation, may create a need for us to obtain more funding from external sources in addition to the current capital raising activities described above.

Our net financial position (cash and cash equivalents and short-term investments net of term loans and capital lease obligations) has declined from $12.4 million as of December 31, 2002 to $10.2 million as of March 31, 2003. We continue to focus on minimizing our cash burn rate and preserving cash and cash equivalents.

In March 2003, we reached a settlement with a supplier that eliminated a remaining aggregate minimum purchase commitment of approximately $54.8 million. As part of the settlement, we paid a total of $1.1 million, including a $1.0 million prepayment for private line services and $104 thousand to satisfy outstanding billing disputes.

The following summarizes our contractual obligations at March 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Non-Cancelable Operating Leases (incl. restructured facilities)	Non-Cancelable Purchase Commitments	Total
2003	$6,480	$17,653	$24,133
2004	8,477	18,385	26,862
2005	7,633	7,000	14,633
2006	7,180	2,250	9,430
2007	7,417	0	7,417
Thereafter	30,022	0	30,022
Total	$67,209	$45,288	$112,497

Our principal uses of cash are to fund operating losses, working capital requirements and limited capital expenditures. Our capital expenditures will be limited to the enhancement of selected elements of our two primary service elements, information and facilities. For information, we will continue to enhance our IT tools to help achieve our sales objectives and we will continue to seek out new data resources relating to the provisioning of circuits. For facilities, we will continue to enhance our UTX and metropolitan connectivity facilities so as to create a competitive advantage in terms of service delivery, cost and pricing. We expect to incur approximately an additional $150 thousand in expenses in the second quarter of 2003 to complete the build-out of our Denver UTX.

Restricted cash was $2.1 million at March 31, 2003, declining $1.8 million from a balance of $3.9 million at December 31, 2002. Restricted cash consists of letters of credit issued to real estate landlords, carriers and other vendors. The decline of $1.8 million was due primarily to the release of letters of credits described below.

•                  On March 14, 2003, we renegotiated a contract with one of our carriers. As part of the renegotiation and in return for a $1 million prepayment, the carrier released a $500 thousand letter of credit, reducing our restricted cash balance.

•                  Pursuant to a lease buyout agreement completed in 2002 with the landlord of an office facility, in January 2003 the landlord returned to us a letter of credit in the amount of $900 thousand, reducing our restricted cash balance.

In general, our obligations under certain real estate leases, carrier contracts and other business agreements are secured by letters of credit issued to the landlord or applicable vendor. Each of these letters of credit is secured by restricted cash we have pledged to the bank issuing the letter of credit. In the past, we have completed negotiations with certain of our landlords to reduce our future lease obligations in exchange for consideration including the release to the landlord of funds under letters of credit. We expect to continue these types of negotiations in the future. If these negotiations to reduce our lease obligations are successful, then we expect our restricted cash balance will decline further.

In connection with a lease buyout agreement completed in September 2002, we entered into a new lease for a reduced amount of office space. The new lease requires us to deliver a letter of credit in the amount of $2.5 million to secure our obligations under the new lease by October 1, 2003. Delivering this letter of credit would reduce our cash and cash equivalents and short-term investments, and increase our restricted cash balance, by $2.5 million.

Cash used by operating activities was $4.3 million for the three months ended March 31, 2003, compared to $12.5 million for the three months ended March 31, 2002. The decrease in cash used by operating activities was due primarily to a decrease in rent expense after renegotiating lease contracts, reduced payroll costs and the movement of $1.8 million from restricted cash to unrestricted cash after the completion of the carrier and lease negotiations described above.

Cash provided by investing activities was $243 thousand for the three months ended March 31, 2003, compared to $9 million for the three months ended March 31, 2002. The decrease is primarily due to a reduction in the sale of short-term investments used to fund operations in 2002 and was offset by a reduction in the purchase of property, plant, and equipment to support the business in 2003.

Cash provided by financing activities was $1.8 million for the three months ended March 31, 2003, compared to cash used by financing activities of $551 thousand for the three months ended March 31, 2002. The increase was partially attributable to reduction of restricted cash as a result of the carrier and lease negotiations described above.

RISK FACTORS

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

•                                          restricting our ability to issue additional securities, make certain changes in our management, and settle material litigation without CityNet’s consent;

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

We have received secured debt financing from CityNet of $5 million. If we do not close the Purchase Agreement with CityNet we may require additional financing in the future. Additionally, even if we complete the stock sale to CityNet, we may need additional financing in the future to meet our operating needs. There can be no assurance that additional financing will be available to us on terms and conditions favorable to us, if at all. If we are unable to obtain additional financing when needed or on acceptable terms, we may have to curtail our operations, delay or abandon our business plans or take further actions to strengthen our cash position, which could materially adversely affect our ability to continue our operations. Moreover, without adequate financing, potential customers who otherwise would select our services to purchase may decide to buy from other vendors whom the customers perceive to have greater financial stability.

The completion of the stock sale to CityNet is subject to fulfillment of a variety of conditions and contingencies including, among other things, our satisfying certain financial covenants and obtaining approval of our stockholders.

Completion of the stock sale to CityNet is conditioned upon a variety of conditions and contingencies including, among other things, there being no event or series of events having a material adverse effect on our business, operations, condition or future prospects of our business as currently being conducted by us and our subsidiaries, our shareholders approving the stock sale and the transactions contemplated by the Purchase Agreement, and our satisfying certain cash and cash equivalent and net working capital thresholds at the closing. If any of these conditions is not satisfied, CityNet may elect not to consummate the transactions contemplated by the stock purchase agreement. Several of these conditions are not in our control. If the Purchase Agreement does not close, we may need additional financing to continue our business plans and operations. There can be no assurance that such financing is available on terms and conditions satisfactory to us, if at all.

After consummation of the transactions contemplated by the Purchase Agreement, CityNet will own a majority of our outstanding common stock on a fully-diluted basis. This may discourage third party offers to acquire us.

After completion of the stock sale to CityNet, CityNet will have significant control over our operations. CityNet will own approximately 55% of our outstanding common stock on a fully-diluted basis (excluding those options and warrants outstanding at the closing of the Purchase Agreement having an exercise price above $1.00). In addition, upon completion of the stock sale, CityNet will have the power to designate five out of nine of the members of our board of directors, including the chairman. The extent of CityNet’s control over us may have the effect of discouraging third party offers to acquire us.

Consummation of the transactions contemplated by the Purchase Agreement will result in significant dilution of our stockholders’ equity interests.

Upon consummation of the stock sale under the Purchase Agreement, the equity interests of our existing common stockholders, as a percentage of the total number of the outstanding shares of our common stock, will be significantly diluted. If the stock sale is consummated, as of the date of the closing of the stock sale our existing holders of common stock will own approximately 45% of our then-outstanding common stock, on a fully-diluted basis (excluding those options and warrants outstanding at the closing of the Purchase Agreement having an exercise price above $1.00). If, in the future, we need to issue additional shares of common stock to fund our business, our common stockholders would be further diluted.

Our continued NASDAQ Small Cap Market listing is not assured, which would reduce the liquidity in the market for our common stock and make capital raising and other transactions more difficult.

In 2002, we moved from the NASDAQ National Market System to the NASDAQ Small Cap Market. As a result, future capital raising activities and acquisitions may be more difficult due to increased state securities laws compliance obligations. The NASDAQ Small Cap Market requires a minimum bid price of $1.00 for continued listing. On May 13, 2003, the closing price of our Common Stock on the NASDAQ Small Cap Market was $0.24. We have until June 3, 2003 to demonstrate compliance with the $1.00 per share requirement although the NASDAQ Small Cap Market may extend that deadline by 90 days if we meet certain criteria.  On May 13, 2003, NASDAQ requested additional documents and information to assist in their review of whether the transactions contemplated by the Purchase Agreement may result in a change of control under NASDAQ rules.  If NASDAQ determines that the transactions contemplated by the Purchase Agreement will result in a change of control meeting certain criteria, then we would be required to submit an intial listing application and to meet all of the initial inclusion criteria of the NASDAQ SmallCap Market. If we are required to satisfy these initial inclusion criteria, then among other things we would be required to demonstrate compliance with the $4.00 per share minimum bid price requirement.  Our board of directors may consider authorizing a reverse stock split of our common stock in an effort to increase the market price of our common stock. There can be no assurance, however, that the market price per share of our common stock after a reverse stock split will increase or if it does increase that it will not decline after the reverse stock split. Furthermore, the liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding after a reverse stock split. Accordingly, we cannot predict whether we will be able to maintain compliance with the minimum bid requirement or NASDAQ’s other requirements for continued listing.  In addition, if we are required to satisfy the initial inclusion criteria of the NASDAQ SmallCap Market, including the $4.00 per share minimum bid price requirement, we cannot predict whether we will be able to do so.  If we are de-listed from the NASDAQ Small Cap Market, our common stock would trade, if it traded at all, in the over-the-counter market, which is viewed by most investors as a less desirable, less liquid marketplace. Among other things, this would place increased regulatory burden upon brokers, making them less likely to make a market in our stock. Loss of our NASDAQ Small Cap Market status would likely make it more difficult for us to raise capital in the future.

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

Under the terms of the Purchase Agreement with CityNet, we must use our commercially reasonable efforts to maintain our listing on the NASDAQ Small Cap Market including, but not limited to authorizing and consummating a reverse stock split of our common stock. If we do not use our commercially reasonable efforts to maintain the listing of our common stock on the NASDAQ Small Cap Market, CityNet may assert that we are in breach of the Purchase Agreement and fail to consummate the stock sale transaction.

By entering into the Purchase Agreement with CityNet our ability to enter into an alternative transaction may be limited.

By entering into the Purchase Agreement with CityNet our ability to enter into an alternative transaction may be limited. Under the Purchase Agreement, if our board of directors determines an alternative transaction is more favorable to our stockholders and/or creditors than the Purchase Agreement, we are required to pay CityNet certain termination fees of up to $3 million. Because we are required to pay CityNet these fees, our ability to accept and enter into an alternative transaction or a transaction at a substantially increased valuation may be significantly limited.

Industry conditions and further deterioration in credit quality may affect our clients’ ability to pay their obligations to us in a timely manner or at all and may affect the ability of our carrier suppliers to provide reliable service.

We operate in a highly concentrated, high-risk market that has experienced a general deterioration of credit quality. Credit-quality concerns, which have historically affected smaller network service providers and subsequently smaller telecommunications providers, have more recently impacted, and continue to impact, larger telecommunications providers and carriers. Several of our significant clients have filed for reorganization or liquidation under the bankruptcy laws. As a result of the decline in credit quality and these bankruptcies, some of our clients may have inadequate financial resources to meet all of their obligations and may seek to reject or renegotiate their purchase agreements with us. If either significant clients or a significant number of smaller clients are unable to meet their obligations to us, reject their contracts or renegotiate their contracts, we may not be able to recognize future revenues and we may also incur additional bad debt expenses and experience reduced opportunities for growth. If a client fails to pay us, we may remain obligated to third parties for the cost of circuits previously provided to the client. Certain current or former clients who are bankrupt have filed and additional clients might file preference actions to try to recover amounts that they previously paid us. These events would harm our cash flow, results of operations and financial condition, as would future deterioration in market conditions in our industry or in the creditworthiness of our significant clients or a significant number of smaller clients.

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

We have incurred significant losses since inception and expect to continue to incur losses in the future. As of March 31, 2003, we had an accumulated deficit of $277 million. Our revenues have decreased to $19.2 million in the three months ended March 31, 2003 from $29.1 million in the three months ended March 31, 2002. We cannot be certain that we will be successful in reducing our costs, that we will be able to increase our revenues or that we will achieve sufficient revenues to become profitable. We expect to continue to incur expenses in order to:

•                                          Evaluate sales and marketing activities that may help us increase market acceptance;

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

Our ability to successfully offer our services and implement our business plan in a rapidly evolving market requires effective planning and management of our operations, including our workforce. At December 31, 1997, we had five employees. By the first quarter 2001, we had over 400 full-time employees. Since that time, we have reduced our headcount to approximately 112 full-time employees. These periods of growth and headcount reductions and potential growth in future operations will continue to place a significant strain on our management systems and resources. We cannot be sure that our reduced workforce will be sufficient for us to identify and take advantage of market opportunities and manage multiple relationships with various clients, suppliers and other third parties. If our operations and headcount grow in the future, we expect that we will need to improve our financial and managerial controls, reporting systems and procedures, and expand, train and manage our workforce, and we cannot be sure that will be able to manage this potential expansion effectively.

Our cash resources and operating flexibility may diminish if our relationships with our carrier suppliers deteriorate.

Certain of our carrier suppliers might claim the right to demand a security deposit or accelerated payment terms from us due to our financial condition or payment history. Our carrier suppliers may further seek to bill us for purported failure to meet purchase commitments or purported under billings or other billings notwithstanding factual or legal disputes regarding any such purported failure. If we are required to pay any of these amounts, our cash resources could be materially diminished. Some of these failures may be claimed by incumbent local exchange carriers, which historically have been reluctant to engage in negotiations on such matters and if they do engage in negotiations, often refuse to significantly reduce the amounts they claim we owe. Such disputes may also affect the willingness of suppliers to provide us with capacity or other services, which would reduce our operating flexibility and ability to deliver services to existing or potential clients. If the supplier in any such dispute enters a bankruptcy or similar proceeding, our business relationship with the supplier could be disrupted, which would impair our ability to negotiate. As of March 31, 2003, we had $16.7 million in open billing disputes with carriers.

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

For example, from time to time we enter into long-term agreements with communications transport suppliers for the supply and installation of communications network capacity. These agreements may generally provide for minimum revenue commitments from us, which we must negotiate based on forecasts of our future network capacity requirements. At March 31, 2003, these minimum purchase commitments totaled approximately $2.0 million per month. If we fail to forecast our network capacity requirements accurately or fail to accurately forecast other aspects of our business, it will be difficult for us to meet these minimum purchase commitments or to become profitable. In addition, it may be difficult for us to meet these minimum purchase commitments if our clients refuse to use capacity provided by a supplier that has filed for bankruptcy protection or is otherwise financially distressed.

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

Recent legal proceedings may adversely affect our results and financial position.

We are party to several legal proceedings, including two securities class action lawsuits that are pending against us. Certain of these proceedings relate to transactions that we have entered into with companies that are currently in bankruptcy or that have emerged from bankruptcy. Management believes that these lawsuits are without merit, and we intend to defend these actions vigorously or to settle these lawsuits. Because of the complexity of certain of the transactions underlying these lawsuits, as well as the inherent uncertainty of litigation, however, it is possible that the outcome of one or more of these cases may be adverse to us. In addition, the resources required to defend these cases, including the management time and attention required to adequately defend our position, and the costs of potential settlements, or any judgment award may adversely affect our results of operations and financial position.

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

Our future success depends upon the continued services of our executive officers and other key sales, marketing and support personnel. We do not have “key person” life insurance policies covering any of our employees. In addition, we depend on the ability of a relatively new management team to effectively execute our strategies. We recently hired some of our key employees. Because some members of our management team have worked together only for a short period of time, we need to integrate these officers into our operations.

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

Historically, a substantial portion of our revenues has come from a limited number of clients. For example, for the year ended December 31, 2001, our three largest clients accounted for approximately 56% of our total revenues, and for the year ended December 31, 2002, our three largest clients accounted for approximately 39% of our total revenues. For the quarter ended March 31, 2003, our three largest clients accounted for approximately 38% of our total revenues. We have a number of significant contracts with these clients under which we derive a significant amount of our revenues. These contracts expire on various dates between now and March 2005. If, through a bankruptcy proceeding or otherwise, we lose one or more large clients, or if one or more of our large clients reduces the services they purchase from us or otherwise renegotiates the terms on which they purchase services from us and we fail to add new clients, our revenues could decline and our results of operations would suffer.

The market for our UTX services is unproven, and we have limited experience providing our UTX services.

The market for our UTX services has been developing much slower than expected. To date, we have derived substantially all of our revenues from providing on-going circuit access, and we have only limited experience providing our UTX services. While management believes our UTX facilities have significant value to our business, we have tested and impaired our UTX sites in 2002 in compliance with SFAS No. 144. Our ability to generate revenues from UTX services will suffer if the market for these services fails to develop or develops more slowly than we expect.

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

Our services require a sophisticated sales and marketing effort that targets key people within our prospective clients’ organizations. This sales effort requires the efforts of select personnel as well as specialized system and consulting engineers within our organization. Our ability to execute our sales and marketing initiatives depends on many factors, including our ability to train, manage and retain employees. If we are unable to effectively staff our marketing and sales operations, or our marketing efforts are not successful, we may not be able to increase market awareness or sales of our products and services, which may prevent us from achieving and maintaining profitability.

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

Our employees are responsible for providing our clients with technical and operational support, and for identifying and developing opportunities to provide additional services to our existing clients. If we fail to train, manage and retain our employees, we may be limited in our ability to gain more business from existing clients, and we may be unable to obtain or maintain current information regarding our clients’ and suppliers’ communications networks, which could limit our ability to provision future circuits for our clients.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2003, all of our investments were in cash and cash equivalents.

Interest Rate Sensitivity

We maintain our cash equivalents and short-term investments primarily in a portfolio comprised of commercial paper, money market funds, and investment grade debt securities. As of March 31, 2003, all of our investments had maturities of less than six months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Exchange Rate Sensitivity

We currently operate primarily in the United States, and substantially all of our revenues and expenses to date have been in U.S. dollars. Accordingly, we have had no material exposure to foreign currency rate fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of our disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that we had sufficient procedures for recording, processing, summarizing, and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended. Our controls were designed by our management.

There have not been any significant changes to our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2001, a complaint was filed in federal district court for the Southern District of New York on behalf of a purported class of persons who purchased our stock between March 16, 2000 and December 6, 2000. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities. The complaint brings claims for violation of several provisions of the federal securities laws against the underwriters of our IPO, and also against us and certain of our former directors and officers under the Securities Act of 1933 and the Exchange Act of 1934. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed in 2001, all of which were consolidated into a single coordinated proceeding in the Southern District of New York. In July 2002, the defendants in the consolidated actions filed motions to dismiss all of the cases in the litigation, including the case involving us. On February 19, 2003, the Court ruled on the motions to dismiss. The motions to dismiss the claims under the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including us. The Court also denied our motion to dismiss the claims against us under the Exchange Act. The former directors and officers named in the complaint signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002. We believe that the allegations against us are without merit.

In February 2000, a complaint was filed in the Superior Court of California, County of Santa Clara, against us, certain of our directors and officers and other parties by Point West Ventures, LP (“Point West”), previously known as Fourteen Hill Capital, LP and certain other shareholders in Vaultline Incorporated. The claim arises out of a letter of intent that we entered into in December 1998 relating to our potential acquisition of Vaultline. The claimants contend that a mutual settlement agreement executed by the president of Vaultline was unauthorized and are seeking damages in excess of $10 million. We believe that the allegations against us are without merit. On May 4, 2000, the Superior Court granted our petition to compel arbitration and to stay proceedings pending arbitration. No arbitration demand has ever been made against us in this matter. In February 2002, Point West was placed into receivership by the United States District Court. The United States Small Business Administration was appointed as Receiver. In January 2003, certain of the plaintiffs’ claims were voluntarily dismissed without prejudice.

Level 3 Communications, LLC has filed an action in the United States District Court for the Eastern District of Virginia, and the action has been referred to a bankruptcy judge. The complaint names as defendants the Company, three bankrupt entities (Aleron, Inc., Aleron U.S., Inc., and TA Acquisition Corp.), and those three entities’ bankruptcy trustee. In its complaint, Level 3 claims that it is owed for certain telecommunication services provided under contracts between Level 3 and TA Acquisition and for termination charges under those contracts. Level 3 seeks a declaration establishing the defendants’ liability, if any, under the contracts and a judgment in those amounts against the defendants, including us. Level 3 has not specified the amount of damages it seeks. We have answered Level 3’s complaint and denied any liability. No trial date in the action has been set. We believe that the allegations against us are without merit.

We have been dismissed from an action that Qwest Communications Corp. filed in the United States District Court for the Eastern District of Virginia, and which was referred to a bankruptcy judge. Qwest’s amended complaint named as defendants the Company and three bankrupt entities (Aleron U.S., Inc., Aleron, Inc., and TA Acquisition Corp.). In its amended complaint, Qwest (a) claims that it is owed for certain telecommunications services provided under contracts between Qwest and TA Acquisition and (b) requests a declaration that defendants are jointly and severally liable for approximately $3.5 million under those contracts. In March 2003 we entered into a settlement agreement with Qwest relating to the claims Qwest brought against us. Under the settlement agreement, in March and April 2003, we paid Qwest a total of $750 thousand to settle the litigation. We may use up to $250 thousand of this amount as a prepayment of certain services. On May 9, 2003, Qwest filed a motion to dismiss us from the suit.  Qwest's motion is scheduled to be heard by the bankruptcy court on May 27, 2003.

Before their conversion under Chapter 7 of the Bankruptcy Code, Aleron, Inc. and TA Acquisition Corp. listed potential claims against us in their Chapter 11 schedules listing their assets. Aleron stated that it “has substantial breach of contract and other claims against Universal Access” arising out of contractual agreements and provided that the estimated value of the claims was between $3 and $5 million. TA Acquisition stated that it “may have substantial claims against Universal Access” and provided that the value of those claims was unknown. We believe that the claims against us are without merit.

We and certain of our former directors and officers are defendants in an action pending in the United States District Court for the Eastern District of Texas, Frandsen v. Universal Access, Inc., et al., No. 9:02CV103 (E.D. Tex.). The complaint alleged causes of action for securities fraud in connection with public disclosures made by our officers between 2000 and 2002. We believe that the allegations against us are without merit. On March 5, 2003, the court granted a motion to dismiss the complaint and has permitted plaintiffs the opportunity to replead the complaint with respect to a minority of the alleged misstatements. On March 20, 2003, plaintiffs filed a motion for reconsideration of, and to vacate, the court’s March 5 order. On April 10, 2003, the court denied this motion. On April 21, 2003, plaintiffs filed a second motion for reconsideration of, and to vacate, the court’s March 5 order. Plaintiffs have not specified the amount of damages they seek.

In November 2002, a placement agent that we engaged in 2001 filed a complaint against us in the Central District of California claiming that the placement agent was entitled to certain amounts in connection with a credit facility that we purportedly had entered into. We have settled the matter and the suit was dismissed in January 2003.

In April 2003, 360networks (USA), Inc. filed a complaint against us in the United States District Court for the Southern District of New York. In its complaint, 360 requests a declaration that we are obligated to purchase a specified amount of telecommunications services from 360 each year for five years, beginning on April 1, 2002, and that if we purchase less than the specified amount, we are obligated to pay 360 in cash the difference between the amount purchased and the specified minimum annual amount. In addition, 360 seeks damages against us of at least $3 million, representing the difference between the amount of telecommunications services we purchased from 360 between April 1, 2002 and March 31, 2003 and the purported minimum purchase commitment. We believe that 360's claims are without merit. We have answered 360's complaint and asserted counterclaims against 360. In our counterclaims, we request that the court grant judgment against 360, declare the agreement between 360 and us terminated, and award us our costs and fees in connection with this lawsuit, as permitted by the agreement.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The effective date of the Registration Statement filed on Form S-1 under the Securities Act of 1933, as amended (File No. 333-93039), was March 16, 2000. The class of securities registered was Common Stock. The offering commenced on March 16, 2000. The managing underwriters for the offering were Goldman, Sachs & Co., Chase Securities Inc. and FleetBoston Robertson Stephens Inc. Pursuant to the Registration Statement, 12,650,000 shares of our Common Stock were sold. After deducting approximately $12.4 million in underwriting discounts and commissions and approximately $2.3 million in other expenses related to the offering, our net proceeds were approximately $162.4 million. We invested the proceeds from the offering in short-term investment grade, interest-bearing securities and intend to use the proceeds for working capital and general corporate purposes, including sales channel development and other corporate purposes. In addition, we may use a portion of the net proceeds to acquire products or technologies that are complementary to our current or future business and product lines. The use of proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus for the offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  List of Exhibits

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger among the Company, Migration Corporation and Universal Access, Inc. dated July 18, 2001.(1)
2.2	Stock Purchase Agreement with CityNet Telecommunications, Inc. dated April 7, 2003.(2)
2.3	Letter agreement with CityNet Telecommunications, Inc. dated April 7, 2003.(2)
3.1	Restated Certificate of Incorporation of the Company.(3)
3.2	Amended and Restated Bylaws of the Company.(1)
4.1	Form of the Company’s Common Stock certificate.(4)
4.2	Amended and Restated Registration and Informational Rights Agreement dated June 28, 1999.(5)
4.3	Amended and Restated Registration and Informational Rights Agreement dated June 30, 1999.(5)
4.4	Registration Rights Agreement dated November 10, 1999.(5)

4.5	Registration Rights Agreement dated July 1, 2000.(6)
4.7	Form of warrant to purchase shares of Common Stock of the Company issued to Advanced Equities.(5)
4.8

Preferred Stock Rights Agreement, dated as of July 31, 2000, between Universal Access, Inc. and Wells Fargo, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.(7)

4.8.1	Assumption of and Amendment to the Universal Access, Inc. Preferred Stock Rights Agreement dated July 13, 2001.(1)
4.8.2	Second Amendment to the Universal Access Global Holdings Inc. Preferred Stock Rights Agreement dated April 7, 2003. (2)
10.17†	Amended and Restated Master Service Agreement with WilTel Communications, LLC, formerly known as Williams Communications, LLC dated March 14, 2003.(8)
10.27	Summary of Terms for Lance Boxer Agreement dated February 28, 2003.(8)
10.28	Notice of Stock Option Grant to Lance Boxer dated March 19, 2003.(8)
10.29	Nonstatutory Stock Option Agreement with Lance Boxer dated March 19, 2003.(8)
10.31	Promissory Note with CityNet Telecommunications, Inc. dated April 7, 2003.(2)
10.32	Guarantee and Security Agreement with CityNet Telecommunications, Inc. dated April 7, 2003.(2)

(1)                                  Filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

(2)           Filed with the Company’s Current Report on Form 8-K dated April 11, 2003.

(3)                                  Filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(4)                                  Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(5)                                  Filed with the Company’s Registration Statement on Form S-1 (No. 333-93039) filed with the Securities and Exchange Commission by the Company in connection with its initial public offering that became effective March 16, 2000.

(6)                                  Filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

(7)           Filed with the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on August 9, 2000.

(8)           Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

†                                          Confidential treatment requested for certain portions of this Exhibit; such portions have been omitted and filed separately with the Securities and Exchange Commission.

(b)       Reports on Form 8-K:

On January 3, 2003, we filed with the SEC a report on Form 8-K, which was furnished pursuant to Item 5 of Form 8-K and which announced that Patrick C. Shutt had resigned from our Board of Directors effective December 31, 2002.

On January 13, 2003, we filed with the SEC a report on Form 8-K, which was furnished pursuant to Item 5 of Form 8-K and which announced that we had appointed Les W. Hankinson as our Senior Vice President, Sales.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Access Global Holdings Inc. (Registrant)

Date:	May 15, 2003	By:	/s/ Randall R. Lay
Randall R. Lay
Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Lance B. Boxer, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Universal Access Global Holdings Inc. (the “Registrant”);

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

4.             The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.             The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
/s/ Lance B. Boxer
Lance B. Boxer
President and Chief Executive Officer

CERTIFICATIONS

I, Randall R. Lay, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Universal Access Global Holdings Inc. (the “Registrant”);

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

4.             The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.             The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
/s/ Randall R. Lay
Randall R. Lay
Chief Financial Officer (Principal Financial and Accounting Officer)