Form 10-Q
period 2003-06-30
UNIVERSAL ACCESS GLOBAL HOLDINGS INC
filed 2003-08-14
CIK 1070699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of shares outstanding of the issuer’s common stock, par value $0.01, as of July 31, 2003 was 11,440,358 shares.

Universal Access Global Holdings Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM I. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$10,548	$12,353
Accounts receivable, less allowance for doubtful accounts of $1,552 and $1,728	4,852	4,566
Prepaid expenses and other current assets	4,170	2,674

Total current assets	19,570	19,593
Restricted cash	2,058	3,900
Property and equipment, net	14,723	20,617
Other long-term assets	2,265	2,607

Total assets	$38,616	$46,717

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,533	$2,382
Non-income tax payable	1,548	1,071
Accrued carrier expenses	12,083	15,611
Accrued expenses and other current liabilities	1,654	2,051
Unearned revenue	9,571	9,813
Short-term notes payable	5,000	0
Short-term restructuring liability	765	773

Total current liabilities	33,154	31,701
Security deposits payable	1,892	1,859
Restructuring liability	3,892	4,274

Total liabilities	38,938	37,834
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Common stock, $.01 par value; 50,000,000 shares authorized; 4,917,061 and 4,958,968 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	49	50
Common stock warrants	129	129
Additional paid-in-capital	282,584	284,107
Deferred stock plan compensation	(1,549)	(3,010)
Accumulated deficit	(281,022)	(271,793)
Accumulated other comprehensive income	43	40
Notes receivable—employees	(556)	(640)

Total stockholders’ equity (deficit)	(322)	8,883

Total liabilities and stockholders’ equity (deficit)	$38,616	$46,717

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues	$18,591	$24,113	$37,742	$53,193
Costs and expenses:
Cost of circuit access (exclusive of depreciation shown below)	12,579	20,151	25,332	41,354
Operations & administration (excluding stock plan compensation)	6,542	19,748	15,372	35,242
Operations & administration (stock plan compensation)	246	1,143	636	1,434
Impairment of property, plant & equipment	1,198	46,025	1,198	46,025
Impairment of goodwill	0	4,472	0	4,472
Depreciation & amortization	1,988	4,803	4,467	9,889

Total costs and expenses	22,553	96,342	47,005	138,416
Operating loss	(3,962)	(72,229)	(9,263)	(85,223)
Other income, net	(58)	123	34	500

Net loss	$(4,020)	$(72,106)	$(9,229)	$(84,723)

Basic and diluted net loss per share	$(0.81)	$(14.72)	$(1.87)	$(17.29)
Weighted average shares used in computing basic and diluted net loss per share	4,945	4,897	4,939	4,900

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2003	2002

Cash flows from operating activities:
Net cash used for operating activities	$(8,970)	$(18,390)
Cash flows from investing activities:
Additions to property, plant, & equipment	(16)	(6,164)
Proceeds from sales of property, plant, & equipment	267
Increase in notes receivable		(2,080)
Sale of short-term investments		24,800

Net cash provided/(used) by investing activities	251	16,556
Cash flows from financing activities:
Payments on capital lease obligations		(3,467)
Payment of long-term and short-term obligations		(610)
Proceeds from short-term notes payable	5,000
Proceeds from issuance of common stock	65	307
Proceeds from notes receivable—employee	4	64
Release of restriction on cash balance	1,842	948

Net cash provided (used) by financing activities	6,911	(2,758)
Effect of exchange rate changes on cash	3	(20)
Net increase/(decrease) in cash and cash equivalents	(1,805)	(4,612)
Cash and cash equivalents, beginning of period	12,353	20,758

Cash and cash equivalents, end of period	$10,548	$16,146

Non-Cash Financing Activities:
Redemption of notes receivable using outstanding stock	791	218

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Universal Access Global Holdings Inc. (“Holdings”) and its subsidiaries (collectively, “the Company” or “we”), and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Financial Statements and Notes thereto included in our 2002 Annual Report on Form 10-K. Results for fiscal 2003 interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2003. On August 8, 2003, we effected a one-for-twenty reverse stock split.  All share and per share information herein reflect this reverse stock split.  All numbers presented are in thousands, except share and per share amounts and where otherwise indicated.

Note 2—Liquidity

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Effective July 23, 2003, we have completed our $16 million capital raising transaction with CityNet Telecommunications, Inc.  We completed this transaction to provide resources to fund operations focusing on marketing and our four sales channels: wholesale carrier, foreign PTT, cable and government.  We also plan to use the proceeds to fund targeted investments to enhance our existing IT tools to help increase our revenue.

Effective April 7, 2003, we entered into a definitive Stock Purchase Agreement (the “Purchase Agreement”) with CityNet. Pursuant to the terms of the Purchase Agreement, on July 23, 2003, (a) CityNet paid to us $16 million in cash and transferred to us fiber optic rings located in Albuquerque, New Mexico and Indianapolis, Indiana having an agreed-upon value of $700 thousand, (b) we issued to CityNet newly issued shares of our common stock representing approximately 55% of our outstanding common stock on a fully diluted basis (with any options and warrants having an exercise price in excess of $20.00, adjusted for the August 8, 2003, one-for-twenty reverse stock split, being excluded from the calculation of “fully diluted,” subject to CityNet’s right to receive compensating shares in the event that any of these options or warrants are subsequently exercised) and (c) we assumed certain liabilities of CityNet. In particular, we assumed $2 million in principal amount of a Promissory Note executed by CityNet and made to Electro Banque.  The note is secured by the fiber optic ring located in Albuquerque, New Mexico, matures in a single installment on December 31, 2007 and does not bear interest until January 1, 2006; thereafter, it bears interest at 8% per annum.

Related to this transaction, effective April 7, 2003, we obtained $5 million in secured debt financing from CityNet Telecommunications, Inc. (“CityNet”).  The financing was evidenced by a promissory note (the “Note”) and secured by substantially all of our assets.  Under the terms of the Note, the unpaid principal balance accrued interest at a rate of 12% per annum, compounded quarterly, and the entire unpaid principal balance and accrued but unpaid interest was payable on April 6, 2004 unless otherwise accelerated under the Note.  Upon the closing of the Purchase Agreement, principal and accrued interest of $5.2 million under the Note was (in lieu of cash payment to CityNet) applied to reduce the cash portion of the purchase price payable by CityNet under the Purchase Agreement.

After paying expenses related to the Purchase Agreement, the net proceeds from the Purchase Agreement were approximately $14.5 million.  Pursuant to the terms of the Purchase Agreement, our board of directors consists of nine members, five of whom, including the chairman, have been or will be designated by CityNet.

Based on our receipt of net proceeds of approximately $14.5 million from the Purchase Agreement, and assuming (a) our operational cash receipts remain stable, (b) we generate significantly higher revenues and (c) we continue to control uses of cash, we estimate that we will have sufficient liquidity and capital resources to meet our short term liquidity needs. In addition, we estimate that meeting all of these conditions will allow us to meet our long term liquidity goal of funding our business with internally generated cash.  However, there can be no assurance these conditions will be met, and our operational and financial flexibility may be limited in the future. Further, unexpected events adversely affecting our cash resources, including declines in collections due to client bankruptcies or deteriorating industry conditions, bankruptcy preference payment settlements, security deposit requirements, accelerated vendor payment terms, payments required to settle disputes or adversely determined litigation, may create a need for us to obtain more funding from external sources.  There can be no assurance that additional financing will be available to us on terms and conditions favorable to us, if at all.

Note 3—Property and Equipment, Net

Property and equipment consists of the following, stated at the lower of fair market value or cost:

	June 30, 2003	December 31, 2002

Furniture and fixtures	$1,022	$1,075
Leasehold improvements	1,442	1,442
UTX equipment	13,925	15,572
Computer hardware and software	21,450	21,436
Other equipment	350	523

Property and Equipment, gross	38,189	40,048
Less: Accumulated depreciation and amortization	(23,466)	(19,431)

Property and equipment, net	$14,723	$20,617

Included in cost of computer hardware and software are software development and website costs of $0 and $2.8 million that were capitalized during 2003 and 2002, respectively.  Accumulated depreciation related to capitalized software and website assets was $7.0 million and $4.7 million at June 30, 2003 and December 31, 2002, respectively.

Note 4 - Impairment of Long-Lived Assets

In compliance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the recoverability of our long-lived assets. Under SFAS No. 144, an impairment review is performed if events occur or circumstances change indicating that the carrying amount might not be recoverable. Factors considered important that could trigger an impairment review include, but are not limited to, a significant decrease in the market value, a significant adverse change in legal factors or in the business climate, a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast showing continuing losses, and a current expectation that more-likely-than-not a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. If any of the impairment indicators are present or if other circumstances indicate that an impairment may exist, we must then determine whether an impairment loss should be recognized. An impairment loss may be recognized only if the undiscounted cash flows used to test for recoverability are less than the carrying value.

As of June 30, 2003, we reviewed our assets and determined that an impairment existed as a result of circuit disconnections for the UTX assets located at Los Angeles and the UTX assets located in Chicago associated with our termination of the related lease in July, 2003. The Company recognized an impairment charge in the second quarter 2003 of $1.1 million and $137 thousand for these assets, respectively. The remaining book value of the Los Angeles UTX assets after this impairment is $1.7 million.

Management believes that all necessary impairment adjustments have been made at June 30, 2003; however, management will continue to evaluate its long-lived assets for impairment based on specific events and circumstances.

Note 5—Other Long-term Assets

During 2001, we paid a supplier $3.3 million in exchange for favorable pricing terms and were amortizing this cost over the ten-year life of the agreement. At December 31, 2002, based on an analysis we performed, we concluded that we expect to realize the benefits associated with this asset but only over the next 3.75 years. As a result, starting in 2003 the amortization expense for this asset is being recognized over the remaining 3.75 years. The cash flows directly attributable to this asset exceed the net book value, so no impairment is warranted. Accumulated amortization related to this asset was $816 thousand and $438 thousand at June 30, 2003 and December 31, 2002, respectively.

We also have security deposits receivable classified as long-term totaling $560 thousand at June 30, 2003 and $523 at December 31, 2002. We pay these security deposits to carriers, landlords, and utility companies in the ordinary course of business.

Note 6—Restructuring

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

The following summarizes the significant components of the restructuring reserve at June 30, 2003:

	Balance at December 31, 2002	Incurred Cash Payments	Balance at June 30, 2003

Facility exit costs, net of estimated sublease recoveries	$5,014	$(369)	$4,645
Other	33	(22)	11
Total	$5,047	$(391)	$4,656

Note 7—Commitments and Contingencies

In November 2001, a complaint was filed in federal district court for the Southern District of New York on behalf of a purported class of persons who purchased our stock between March 16, 2000 and December 6, 2000. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities. The complaint brings claims for violation of several provisions of the federal securities laws against the underwriters of our IPO, and also against us and certain of our former directors and officers under the Securities Act of 1933 and the Exchange Act of 1934. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed in 2001, all of which were consolidated into a single coordinated proceeding in the Southern District of New York. We believe that the allegations against us are without merit. On June 30, 2003, the litigation committee of our board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter.  The settlement would provide, among other things, a release of us and of the individual defendants for the conduct alleged in the action to be wrongful in the complaint.  We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters.  Our insurers are expected to bear any direct financial impact of the proposed settlement.   The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of our insurers to the settlement, and the completion of acceptable final settlement documentation.  Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the litigation.

We have entered into a settlement agreement with respect to an action that Level 3 Communications, LLC filed in the United States District Court for the Eastern District of Virginia, and which was referred to a bankruptcy judge. The complaint names as defendants the Company, three bankrupt entities (Aleron, Inc., Aleron U.S., Inc., and TA Acquisition Corp.), and those three entities’ bankruptcy trustee. In its complaint, Level 3 claims that it is owed for certain telecommunication services provided under contracts between Level 3 and TA Acquisition and for termination charges under those contracts. On July 2, 2003, Level 3 Communications, LLC accepted a settlement agreement entered into in June 2003 relating to the claims Level 3 brought against us. Under the settlement agreement, we agreed to pay Level 3 a total of $1.4 million to settle the litigation and other matters.  We may use up to $200 thousand of this amount as a prepayment of certain services. On July 23, 2003, Level 3 filed a motion to dismiss us from the suit. The bankruptcy court is scheduled to hear Level 3’s motion on August 19, 2003.  The entire settlement amount of $1.2 million was accrued for the period ending June 30, 2003 in Accrued carrier expenses.

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

We and certain of our former directors and officers are defendants in an action pending in the United States District Court for the Eastern District of Texas, Frandsen v. Universal Access, Inc., et al., No. 9:02CV103 (E.D. Tex.). The complaint alleged causes of action for securities fraud in connection with public disclosures made by our officers between 2000 and 2002. We believe that the allegations against us are without merit. On March 5, 2003, the court granted a motion to dismiss the complaint and has permitted plaintiffs the opportunity to replead the complaint with respect to a minority of the alleged misstatements. On May 27, 2003, plaintiffs filed a second amended consolidated complaint. Defendants’ motion to dismiss is scheduled to be fully briefed and under submission by October 2003. Plaintiffs have not specified the amount of damages they seek.

We have been dismissed from an action that 360networks (USA), Inc. filed against us in the United States District Court for the Southern District of New York. In its complaint, 360 requested a declaration that we are obligated to purchase a specified amount of telecommunications services from 360 each year for five years, beginning on April 1, 2002, and that if we purchase less than the specified amount, we are obligated to pay 360 in cash the difference between the amount purchased and the specified minimum annual amount. In addition, 360 sought damages against us of at least $3 million, representing the difference between the amount of telecommunications services we purchased from 360 between April 1, 2002 and March 31, 2003 and the purported minimum purchase commitment. In July 2003, we entered into a settlement agreement with 360.  Under the settlement agreement, we ordered certain services from 360 for a nominal monthly amount.  In July 2003, we were dismissed from the action.

We lease UTX facilities, office facilities and certain equipment over periods ranging from two to fifteen years.  In July, 2003, we reached a settlement whereby we paid a landlord the sum of $723 thousand to eliminate a monthly rental expense of $32 thousand and aggregate minimum lease payments of $3.0 million.  This expense will be recorded in the third quarter of 2003.  In addition, the landlord is required to release a letter of credit of $320 thousand within 90 days of the settlement payment.   In connection with the closing under the Purchase Agreement, we also agreed to reimburse CityNet for one year for the cost of office space leased by CityNet in Maryland with monthly rental expense of $20 thousand.  Rent expense for the six months June 30, 2003 and 2002 was approximately $3.9 million and $4.9 million, respectively. Future adjusted rentals for non-cancelable operating leases, inclusive of amounts in our restructuring liability, are as follows as of June 30, 2003:

2003	$4,036
2004	8,035
2005	6,969
2006	6,677
2007	6,868
Thereafter	28,598
Total minimum lease payments	$61,183

Additionally, we have entered into agreements with various telecommunications vendors to purchase minimum amounts of network services within a defined period, such as on a monthly basis.  In March 2003, we reached a settlement with a supplier that eliminated with that supplier the remaining minimum purchase commitment of approximately $54.8 million as of December 31, 2002.  The adjusted total amount of remaining purchase commitments at June 30, 2003 including settlements is as follows:

2003	$10,572
2004	20,605
2005	17,025
2006	1,750
Total minimum purchase commitments	$49,952

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

Note 8—Executive Notes

For the three months ended June 30, 2002, we recorded a charge of $1.7 million related to notes receivable from certain of our current and former executives. The notes evidence loans made to these individuals, including loans made in part to cover exercise price and payroll tax obligations in connection with the exercise of options to acquire our common stock. Each note allows the individual to satisfy the outstanding principal balance thereof (and in one case, the principal and interest owed under the note) by returning a fixed number of shares of our common stock. The charge reduced the value of the notes receivable to the total amount we would have received if the notes had been satisfied by the return of shares of our common stock, based on the closing price of our common stock on June 30, 2002. We adjust this charge as our stock price changes to reflect the value of the notes receivable as of each balance sheet date.

In the quarter ended June 30, 2003, certain of our former officers returned 63,671 shares of our common stock to repay outstanding principal and accrued and unpaid interest under certain promissory notes.  For the three months ended June 30, 2003, we reversed $630 thousand in reserves for officer notes due to a higher valuation of the shares returned to us to repay certain officer notes, and the higher valuation of officer notes receivable held as of June 30, 2003.  In July 2003, a former officer returned 44,458 of our common shares to repay outstanding principal and accrued and unpaid interest under a promissory note.  This action was also considered in the second quarter adjustment of our officer notes reserve.  The returned shares are retired by the Company.

Note 9—Comprehensive Income

Comprehensive income, which includes net income and all other non-owner changes in equity during a period, is as follows for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income (loss)	$(4,020)	$(72,106)	$(9,229)	$(84,723)
Foreign currency translation adjustments	3	(39)	3	(24)

Comprehensive net income (loss)	$(4,017)	$(72,145)	$(9,226)	$(84,747)

Note 10—Stock-Based Compensation Plans

Effective for 2003, we adopted the disclosure requirements under Statement of Financial Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” as an amendment of SFAS No. 123. Stock-based employee compensation, including stock options, is accounted for under the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  No compensation expense is recognized for these options when they are issued at fair market value at date of grant.  If options are granted at an exercise price below fair market value to employees, stock plan compensation expense is deferred for an amount equal to the intrinsic value on the grant date and recognized over the respective vesting period.

If we were to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 with respect to stock options granted and employee stock purchases for the quarter ended June 30, 2003 and all prior periods, net loss would have increased, resulting in pro forma net losses and losses per share as presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$(4,020)	$(72,106)	$(9,229)	$(84,723)
Less: Stock-based compensation expense determined under fair value method for all awards, net of related taxes	(233)	(427)	(497)	(762)
Pro forma net loss	(4,253)	$(72,533)	(9,726)	(85,485)

Basic and Diluted net earnings (loss) per common share:
As reported	$(0.81)	$(14.72)	$(1.87)	$(17.29)
Pro forma	$(0.86)	$(14.81)	$(1.97)	$(17.45)

Note 11-Subsequent Events

On July 23, 2003 we completed an equity transaction with CityNet as described in Note 2 to the Condensed Consolidated Financial Statementscontained herein. Under the investment transaction, (a) CityNet paid to us $16 million in cash and transferred to us fiber optic rings located in Albuquerque, New Mexico and Indianapolis, Indiana having an agreed-upon value of $700 thousand, (b) we issued to CityNet approximately 6.6 million shares of our common stock representing approximately 55% of our outstanding common stock on a fully diluted basis (with any options and warrants having an exercise price in excess of $20.00, adjusted for the August 8, 2003, one-for-twenty reverse stock split, being excluded from the calculation of “fully diluted,” subject to CityNet’s right to receive compensating shares in the event that any of these options or warrants are subsequently exercised) and (c) we assumed certain liabilities of CityNet. In particular, we assumed $2 million in principal amount of a Promissory Note executed by CityNet and made to Electro Banque due on December 31, 2007. CityNet originally funded $5 million of its total investment in April in the form of secured debt, which was repaid as part of this transaction. CityNet will have the right to appoint five members to our Board of Directors, including the Chairman.

On July 30, 2003, we announced a one-for-twenty reverse split of our common stock. The reverse split was effective at the close of business on August 8, 2003 and on August 11, 2003, our common stock began trading on a post-split basis. The reverse stock split is intended to help us regain compliance with the $1.00 per share minimum bid price requirement for continued listing on the Nasdaq SmallCap Market. On June 3, 2003, we received a Nasdaq Staff Determination indicating that we had failed to comply with the $1.00 per share minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4) and that our securities were, therefore, subject to delisting from the Nasdaq SmallCap Market. On July 24, 2003, we had a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. There can be no assurance the Panel will grant our request for continued listing. There can be no assurance that the market price per share of our common stock will remain above $1.00 per share. Accordingly, we cannot predict whether we will be able to maintain compliance with the minimum bid requirement or NASDAQ’s other requirements for continued listing.

On July 2, 2003 Level 3 Communications, LLC formally accepted a settlement agreement entered into in June 2003 as described in Note 7 to the Condensed Consolidated Financial Statements contained herein.  Under the settlement agreement, we agreed to pay Level 3 a total of $1.4 million to settle the litigation and other matters.  Through August 14, 2003, we have paid $1.1 million of this amount, and will make four monthly payments of $75 thousand each beginning in September 2003.  We may use up to $200 thousand of this amount as a prepayment of certain services.  At June 30, 2003, we recorded an accrual of $1.2 million for this settlement.

On July 29, 2003 we reached a settlement whereby we paid a landlord the sum of $723 thousand to terminate a lease effective July 30, 2003 to eliminate a monthly rental expense of $32 thousand and aggregate minimum lease payments of $3.0 million.  In addition, the landlord is required to release a letter of credit of $320 thousand within 90 days of the settlement payment.  These amounts will be expensed in the third quarter of 2003.  This is also described in Note 7 to the Condensed Consolidated Financial Statements contained herein.

In July 2003, the Company issued 106,000 options, adjusted for the August 8, 2003, one-for-twenty reverse stock split, to certain officers and directors under the 1999 Stock Plan with various vesting schedules.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “anticipates”, “plans”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading “Risk Factors.” The following discussion provides information and analysis of our results of operations for the three month and six months periods ended June 30, 2003 and 2002 and of our liquidity and capital resources. You should read the following discussion in conjunction with our consolidated financial statements and the related notes included elsewhere in this quarterly report as well as the other reports we file with the SEC. Amounts are in thousands, except for items otherwise indicated and per share amounts.

Overview

We began operations on October 2, 1997 for the purpose of facilitating the provisioning, installation and servicing of dedicated communications circuits for service providers who buy network capacity and transport suppliers who sell network capacity. To date, we have derived substantially all of our revenues from providing ongoing, dedicated circuit access. Monthly recurring circuit revenues are generated under client contracts with terms generally ranging from 12 to 60 months. The average length of circuit terms has declined as we install new circuits with shorter terms, as most new contracts are for 12-month terms. Contracts with our clients may be terminated by the client at any time, subject to additional payments where applicable.

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

Our clients primarily consist of communications service providers and transport suppliers, such as competitive access providers, incumbent telecommunication service providers and other application and network service providers. Our three largest clients represented approximately 34% and 40% of total revenues for the quarter ended June 30, 2003 and 2002, respectively. The decrease in client concentration was primarily the result of large disconnections by clients operating under bankruptcy protection.

To date, cost of circuit access has primarily consisted of amounts paid to transport suppliers for circuits. We have negotiated volume discounts and network route-specific discounts under contracts with many of our suppliers. These contracts generally have terms ranging from three to ten years and sometimes include minimum purchase commitments. At June 30, 2003, these minimum purchase commitments totaled approximately $1.8 million per month. Our aggregate actual purchases under these contracts, which averaged approximately $1.8 million per month for the quarter ended June 30, 2003, have not exceeded these minimum purchase commitments for certain vendors. When our actual purchases fall short of contractual commitments, we may seek to negotiate alternate arrangements with these suppliers, but in the event that these negotiations are unsuccessful, we may be left with a shortfall that could affect our operating margins or result in a dispute or litigation with the supplier. Management believes we are adequately reserved for any commitment shortfalls.

Operations and administration expense consists of salaries and employee benefits, costs associated with developing, expanding and maintaining our Universal Information Exchange (“UIX”) database, and costs associated with sales, marketing, operations, administration and facilities.

In each year since our inception, we have incurred operating losses and net losses, and have experienced negative cash flows from operations. At June 30, 2003, we had an accumulated deficit of $281 million.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Net loss	$(4,020)	$(72,106)	$(9,229)	$(84,723)

Basic and diluted net loss per share	$(0.81)	$(14.72)	$(1.87)	$(17.29)
Basic and diluted net loss per share (excluding non-cash stock option compensation expense)	$(0.76)	$(14.49)	$(1.74)	$(17.00)
Weighted average shares used in computing net loss per share	4,945	4,897	4,939	4,900

Results of Operations

Comparison of Three Months and Six Months Ended June 30, 2003 to Three Months and Six Months Ended June 30, 2002

Revenues

Revenues decreased to $18.6 million for the three months ended June 30, 2003 from $24.1 million for the three months ended June 30, 2002. Revenues for six months ended June 30, 2003 decreased to $37.7 million from $53.2 million for the six months ended June 30, 2002.  Substantially all of our revenues consisted of circuit revenues in each of these quarters. The decrease in revenues for the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002 was attributable to circuit disconnections, mainly from customers in bankruptcy, and lengthened new business closing cycles.  The decrease in revenues was partly offset by several non-recurring payments in the three months ended June 30, 2003 for previously reserved accounts receivable and customer settlements totaling $1.3 million.  We expect that continued negative trends in the telecommunications industry will continue to adversely affect our revenues.

Cost of Circuit Access

Cost of circuit access decreased to $12.6 million for the three months ended June 30, 2003 from $20.2 million for the three months ended June 30, 2002. Cost of circuit access for the six months ended June 30, 2003 decreased to $25.3 million compared to $41.4 million for the six months ended June 30,2002.  As a percentage of total revenues, cost of circuit access decreased to 68% for the three months ended June 30, 2003 from 84% for the three months ended June 30, 2002. The decrease in cost of circuit access in absolute dollars was primarily attributable to circuit disconnections.  The decrease in circuit cost as a percentage of total revenues for the three months ended June 30, 2003 was primarily attributable to the reversal of approximately $1 million in net accrued liabilities based on our determination that those amounts were no longer owed to suppliers and client bankruptcies in the three months ended June 30, 2002 where we incurred the cost of certain circuits but were unable to recognize the associated revenue.

Operations and Administration (Excluding Stock Plan Compensation)

Operations and administration expenses (excluding stock plan compensation) decreased $13.2 million to $6.5 million for the three months ended June 30, 2003 from $19.7 million for the three months ended June 30, 2002. Operations and administration expenses (excluding stock plan compensation) decreased $19.8 million to $15.4 million for the six months ended June 30, 2003 from $35.2 million for the six months ended June 30, 2002. This decrease in the three and six months ended 2003 was primarily attributable to significant decreases in personnel and a reversal of bad debt expense.

Based on impairment reviews performed at June 30, 2002, the company recognized a $46.0 million impairment charge to reduce the carrying value of ATM equipment, a web-based pricing, quoting and provisioning software tool (Project Gemini) and UTX assets and a $4.5 million impairment charge related to goodwill.  In the quarter ended June 30, 2003, we took a $1.2 million impairment charge for a UTX asset affected by significant circuit disconnects by a customer.

The number of employees decreased to 106 at June 30, 2003 from 206 at June 30, 2002.  As a result, salaries, benefits, travel expenses and employee related payroll taxes decreased $5 million for the three months ended June 30, 2003 and $8.7 million for the six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002. Including employees of CityNet that we hired in connection with the closing under the Purchase Agreement, the number of employees at July 31, 2003 was 112. We expect headcount to remain relatively flat for the remainder of 2003.  As a result of collections of accounts receivable that were previously reserved, we recorded a reversal of bad debt expense of $704 thousand in the three and six months ended June 30, 2003 compared to a charge of $0 bad debt in the first quarter and $1.4 million second quarter of 2002, and $3.1 million for the six months ended June 30, 2003.

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

During fiscal year 1999 and the first quarter of 2000, we granted stock options to employees and non-employees with per share exercise prices deemed to be below the fair market value of our common stock at the dates of grant. These stock option issuances have resulted in stock plan compensation charges, which are initially deferred and subsequently amortized over the vesting period of the related options. In addition, a restricted stock plan was adopted during fiscal year 2001, whereby zero-cost restricted stock was granted to employees. The stock plan compensation expense for restricted stock grants is also initially deferred and subsequently recognized over the vesting period.

Stock plan compensation expense totaled $246 thousand for the three months ended June 30, 2003 and $1,143 thousand for the quarter ended June 30, 2002. For the six months ended June 30, 2003 and June 30, 2002 the stock plan compensation expense was $636 thousand and $1.4 million, respectively.  The decrease in stock plan compensation expense was primarily due to the forfeiture of restricted stock upon employee terminations in 2002 and 2003.  Stock plan compensation expense in the six months ended June 30, 2002 would have been approximately $766 thousand greater than the expense recognized in the six months ended June 30, 2003 had there not been any restricted stock forfeitures subsequent to June 30, 2002.

There were 511,977 and 332,819 stock options outstanding, adjusted for the August 8, 2003, one-for-twenty reverse stock split, at June 30, 2003 and 2002, respectively.

Depreciation and Amortization

Depreciation expense includes depreciation of furniture, fixtures and equipment at our office facilities and of equipment at our UTX facilities. Depreciation expense was  $2 million in the three months ended June 30, 2003, compared to $4.7 million in the three months ended June 30, 2002, representing a decrease of $2.7 million. Depreciation expense for the six months ended June 30, 2003 decreased to $4.5 million compared to $9.8 million for the six months ended June 30, 2002. The decrease in depreciation expense is primarily attributable to lower asset values due to the impairment of the UTX equipment in 2002 and assets becoming fully depreciated.

Amortization expense, which decreased to $0 in the quarter ended June 30, 2003 from $64 thousand in the quarter ended June 30, 2002, relates to intangible assets acquired in connection with the purchases of Stuff Software, Inc. in November 1999 that were subsequently sold for a nominal amount in 2002.  Amortization expense decreased $127 thousand to $0 in the six months ended June 30, 2003, compared to the six months ended June 30, 2002.

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

The following summarizes the significant components of the restructuring reserve at June 30, 2003:

	Balance at December 31, 2002	Incurred Cash Payments	Balance at June 30, 2003

Facility exit costs, net of estimated sublease recoveries	5,014	(369)	4,645
Other	33	(22)	11
Total	5,047	(391)	4,656

Other Income (Expense)

Other income decreased $181 thousand in the three months ended June 30, 2003 to net expense of $58 thousand from other income of $123 thousand in the three months ended June 30, 2002. Other income decreased $466 thousand to $34 thousand for the six months ended June 30, 2003, compared to $500 thousand for the six months ended June 30, 2002. The decrease in other income was attributable to a reduction in interest income, reflecting lower balances of cash and investments held, and interest expense of $138 thousand incurred on the $5.0 million note payable to CityNet, which was borrowed in April, 2003 and repaid in July, 2003 when the equity transaction was completed with CityNet as described in Note 2 to the condensed financial statements.

Income Taxes

From our inception through September 27, 1998, we elected to be treated as a subchapter S-corporation for income tax purposes. On September 27, 1998, we converted to a C-corporation. At December 31, 2002, we had approximately $196 million of federal and state net operating loss carry forwards. These carry forwards may be available to offset future taxable income. Our federal and state net operating loss carry forwards expire at various dates beginning in 2018. Due to the uncertainty that we will generate future earnings sufficient to enable us to realize the benefit of these net operating loss carry forwards, we have recorded a valuation allowance for the full amount of our deferred tax asset. As a result, no income tax benefit has been recorded in our statement of operations. We assess our deferred tax asset on an ongoing basis and adjust the valuation allowance based on this assessment. Additionally, Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the use of net operating loss carry forwards if there is a change in ownership, as defined, within any three-year period. Our capital stock transactions may limit our ability to use certain net operating loss carry forwards.  In particular, the issuance of stock under the Purchase Agreement will limit our ability to use certain net operating loss carry forwards.

Liquidity and Capital Resources

Based on our receipt of net proceeds of approximately $14.5 million from the Purchase Agreement as described in Footnote 2, and assuming (a) our operational cash receipts remain stable, (b) we generate significantly higher revenues and (c) we continue to control uses of cash, we estimate that we will have sufficient liquidity and capital resources to meet our short term liquidity needs. In addition, we estimate meeting these conditions will allow us to accomplish our long term liquidity goal to fund our business with internally generated cash. However, there can be no assurance these conditions will be met, and our operational and financial flexibility may be limited in the future. Further, unexpected events adversely affecting our cash resources, including declines in collections due to client bankruptcies or deteriorating industry conditions, bankruptcy preference payment settlements, security deposit requirements, accelerated vendor terms, payments required to settle disputes or adversely determined litigation, may create a need for us to obtain more funding from external sources. There can be no assurance that additional financing will be available to us on terms and conditions favorable to us, if at all.

The Company finished the second quarter June 30, 2003 with $12.6 million in cash which included the $5 million in loan proceeds during the second quarter 2003 (including cash, cash equivalents, short term investments and restricted cash) compared to $12.2 million at March 31, 2003 and $16.2 million at December 31, 2002.

In March 2003, we reached a settlement with a supplier that eliminated a remaining aggregate minimum purchase commitment of approximately $54.8 million. As part of the settlement, we paid a total of $1.1 million, including a $1.0 million prepayment for private line services and $104 thousand to satisfy outstanding billing disputes. At June 30, 2003, the remaining prepaid asset was $0.

In July 2003, we reached a settlement whereby we paid a landlord $723 thousand to eliminate a monthly rental expense of $33 thousand and aggregate minimum lease payments of $3.0 million.  The landlord is required to release a letter of credit of $320 thousand within 90 days of the settlement payment.  Also in July 2003, in connection with the closing under the Purchase Agreement, (a) we hired marketing, operations and sales personnel previously employed by CityNet totaling approximately $160 thousand monthly, (b) we agreed to reimburse CityNet for the cost of office space leased by CityNet in Maryland totaling $20 thousand monthly and (c) we entered into an agreement with CityNet under which CityNet will perform maintenance services for the two fiber optic rings we assumed from CityNet. Under the maintenance agreement, we have agreed to pay CityNet $40 thousand per month for these services.

In the third quarter of 2003, we will pay Level 3 a total of $1.4 million to settle the litigation and other matters described in Note 7 to the condensed financial statements.  We may use up to $200 thousand of this amount as a prepayment of certain services.

The following summarizes our adjusted contractual obligations at June 30, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Non-Cancelable Operating Leases (incl. restructured facilities)	Non-Cancelable Purchase Commitments	Total
2003	$4,036	$10,572	$14,608
2004	8,035	20,605	28,640
2005	6,969	17,025	23,994
2006	6,677	1,750	8,427
2007	6,868	0	6,868
Thereafter	28,598	0	28,598
Total	$61,183	$49,952	$111,135

Our principal uses of cash are to fund operations including an investment in marketing and our sales channels, working capital requirements and limited capital expenditures. Our capital expenditures will be limited to the enhancement of selected elements of our two primary service elements, information and facilities. For information, we will continue to enhance our IT tools to help achieve our sales objectives and we will continue to seek out new data resources relating to the provisioning of circuits. For facilities, we will continue to enhance our UTX and metropolitan connectivity facilities so as to create a competitive advantage in terms of service delivery, cost and pricing.

Restricted cash was $2.1 million at June 30, 2003, declining $1.8 million from a balance of $3.9 million at December 31, 2002. Restricted cash consists of letters of credit issued to real estate landlords, carriers and other vendors. The decline of $1.8 million was due primarily to the release of letters of credits described below.

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

Cash used by operating activities was $9 million for the six months ended June 30, 2003, compared to $18.4 million for the six months ended June 30, 2002. The decrease in cash used by operating activities was due primarily to reduced payroll costs and a decrease in rent expense after renegotiating lease contracts.

Cash provided by investing activities was $251 thousand for the six months ended June 30, 2003, compared to $16.6 million for the six months ended June 30, 2002. The decrease is primarily due to a reduction in the sale of short-term investments used to fund operations in 2002 and was offset by a reduction in the purchase of property, plant, and equipment to support the business in the six months ended June 30, 2003.

Cash provided by financing activities was $6.9 million for the six months ended June 30, 2003, compared to cash used by financing activities of $2.8 million for the six months ended June 30, 2002. The increase was primarily attributable to the receipt of $5 million in secured debt by CityNet before the closing of the Purchase Agreement and the reduction of $1.8 million in restricted cash as a result of the carrier and lease negotiations described above.

RISK FACTORS

In addition to the factors discussed elsewhere in this Form 10-Q and our other reports filed with the SEC, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of us.

We have incurred substantial losses since our inception, and if we fail to generate significantly higher revenues and reduce our costs, we will be unable to achieve and maintain profitability and may be unable to continue our operations.

We have incurred significant losses since inception and expect to continue to incur losses in the future. As of June 30, 2003, we had an accumulated deficit of $281 million. Our revenues have decreased to $18.6 million in the three months ended June 30, 2003 from $24.1 million in the three months ended June 30, 2002. Revenue was $37.7 million for six months ended June 30, 2003, compared to $53.2 million for six months ended June 30, 2002. We cannot be certain that we will be successful in reducing our costs, that we will be able to significantly increase our revenues or that we will achieve sufficient revenues to become profitable. We expect to continue to incur expenses in order to:

•                                          Develop and sell new service offerings, such as software or information based products;

•                                          Expand sales and marketing channels, including our government markets group;

•                                          Enhance our UIX database and develop other intellectual property; and

•                                          Maintain our UTX facilities.

As a result, we will need to generate significantly higher revenues to achieve and maintain profitability. If we fail to significantly reduce our costs or to generate significantly higher revenues, we will continue to incur operating losses and net losses and may be unable to continue our operations.

Our efforts to develop new service offerings and expand marketing channels may not be successful.

We plan to invest significant resources to develop and sell new service offerings, such as software or information based products, and to expand marketing channels, including our government markets group. These initiatives may require significant expenditures, which would reduce resources available to maintain and develop our traditional lines of business. Whether new service offerings or expanded marketing efforts succeed depends on factors we control, such as coordinating our internal financial, engineering, marketing, information technology and sales personnel, and on factors we cannot control, including whether clients will pay for these offerings and whether our vendors will provide the goods and services we need. If we do not successfully develop and sell new service offerings and expand marketing channels, we could incur substantial losses that would harm our existing business.

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

In addition, some of our carrier suppliers, including WorldCom, may have inadequate financial resources to provide reliable service or to meet their other obligations to us. If a carrier supplier is unable to meet its obligations to us, we could be required to purchase replacement services on less favorable terms or experience disruptions in service, which could impair our ability to retain or attract clients. Disruptions in service could require us to issue outage credits to our clients or incur other liability, which would reduce our revenue and gross margins.

We may require additional financing in the future to meet our operating needs and if we cannot obtain such financing on commercially reasonable terms, our ability to operate our business may suffer.

If our operational cash receipts decline, we fail to generate significantly higher revenues or we fail to control uses of cash, we will need additional financing in the future to meet our operating needs. There can be no assurance that additional financing will be available to us on terms and conditions favorable to us, if at all. In addition, if in the future we need to issue additional shares of common stock to fund our business, our common stockholders would be diluted. If we are unable to obtain additional financing when needed or on acceptable terms, we may have to curtail our operations, delay or abandon our business plans or take further actions to strengthen our cash position, which could materially adversely affect our ability to continue our operations. Moreover, without adequate financing, potential customers who otherwise would select our services to purchase may decide to buy from other vendors whom the customers perceive to have greater financial stability.

Our recently implemented reverse stock split might cause our stock price and our total market capitalization to decline

We have implemented a one-for-twenty reverse split of our common and on August 11, 2003, our common stock began trading on a post-split basis. The total market capitalization of our common stock (the aggregate value of all our common stock at the then current market price) after the reverse stock split may be lower than the total market capitalization before the reverse stock split. In addition, the per share market price of our common stock after the reverse stock split may be lower than the per share market price of our common stock before the reverse stock split.

Our stock price may not attract institutional investors or investment funds and may not satisfy the investing guidelines of such investors and, consequently, the trading liquidity of our common stock may not improve. Now that the reverse stock split has been completed, a decline in the market price of our common stock may result in a greater percentage decline than would occur in the absence of a reverse stock split. In addition, the reduced number of shares outstanding after the reverse stock split could adversely affect the liquidity of our common stock.

Our common stock may be de-listed from the NASDAQ Small Cap Market, which would reduce the liquidity in the market for our common stock and make capital raising and other transactions more difficult.

In 2002, we moved from the NASDAQ National Market System to the NASDAQ Small Cap Market. As a result, future capital raising activities and acquisitions may be more difficult due to increased state securities laws compliance obligations. The NASDAQ Small Cap Market requires a minimum bid price of $1.00 for continued listing. On June 3, 2003, we received a Nasdaq Staff Determination indicating that we had failed to comply with the $1.00 per share minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4) and that our securities were, therefore, subject to delisting from the Nasdaq SmallCap Market. On July 24, 2003, we had a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. There can be no assurance the Panel will grant our request for continued listing. There can be no assurance that the market price per share of our common stock will remain above $1.00 per share. Accordingly, we cannot predict whether we will be able to maintain compliance with the minimum bid requirement or NASDAQ’s other requirements for continued listing.

If we are de-listed from the NASDAQ Small Cap Market, our common stock would trade, if it traded at all, in the over-the-counter market, which most investors view as a less desirable, less liquid marketplace. Among other things, this would place increased regulatory burden upon brokers, making them less likely to make a market in our stock. Loss of our NASDAQ Small Cap Market status would likely make it more difficult for us to raise capital in the future. If we lose our NASDAQ Small Cap Market status stockholders may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our common stock thereby reducing the liquidity of our stock, making it difficult for a stockholder to buy or sell our stock at competitive market prices, or at all. In addition, we may lose support from institutional investors, brokerage firms and market makers that currently buy and sell our stock and provide information to investors about us. Delisting could also cause the price of our stock to decrease further.

If we fail to manage our cost reduction efforts and future expansion effectively, our ability to operate and to increase our services and client base could suffer.

Our ability to successfully offer our services and implement our business plan in a rapidly evolving market requires effective planning and management of our operations, including our workforce. At December 31, 1997, we had five employees. By the first quarter 2001, we had over 400 full-time employees. Since that time, we have reduced our headcount to approximately 112 full-time employees as of July 31, 2003. These periods of growth and headcount reductions and potential growth in future operations will continue to place a significant strain on our management systems and resources. We cannot be sure that our reduced workforce will be sufficient for us to identify and take advantage of market opportunities and manage multiple relationships with various clients, suppliers and other third parties. If our operations and headcount grow in the future, we expect that we will need to improve our financial and managerial controls, reporting systems and procedures, and expand, train and manage our workforce, and we cannot be sure that will be able to manage this potential expansion effectively.

Our cash resources and operating flexibility may diminish if our relationships with our carrier suppliers deteriorate.

Certain of our carrier suppliers might claim the right to demand a security deposit or accelerated payment terms from us due to our financial condition or payment history. Our carrier suppliers may further seek to bill us for purported failure to meet purchase commitments or purported under billings or other billings notwithstanding factual or legal disputes regarding any such purported failure. If we are required to pay any of these amounts, our cash resources could be materially diminished. Some of these failures may be claimed by incumbent local exchange carriers, which historically have been reluctant to engage in negotiations on such matters and if they do engage in negotiations, often refuse to significantly reduce the amounts they claim we owe. Such disputes may also affect the willingness of suppliers to provide us with capacity or other services, which would reduce our operating flexibility and ability to deliver services to existing or potential clients. If the supplier in any such dispute enters a bankruptcy or similar proceeding, our business relationship with the supplier could be disrupted, which would impair our ability to negotiate. As of June 30, 2003, we had $14.3  million in open billing disputes with carriers.

We depend on our key personnel to manage our business effectively in a rapidly changing market, and our ability to generate revenues will suffer if we are unable to retain our key personnel and hire additional personnel.

Our future success depends upon the continued services of our executive officers and other key sales, marketing and support personnel. We do not have “key person” life insurance policies covering any of our employees. In addition, we depend on the ability of a relatively new management team to effectively execute our strategies. We have recently hired or promoted the majority of our executive officers and many of our key employees. Because our management team has worked together for a short period of time, we need to integrate these individuals into our operations.

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

Conditions in our industry make forecasting difficult.

Our results have been affected by bankruptcies, credit problems in the telecommunications industry and circuit disconnections. These industry conditions make it difficult to accurately predict trends in our business. Accordingly, we are subject to all of the risks that are associated with companies in an evolving industry, including:

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

For example, from time to time we enter into long-term agreements with communications transport suppliers for the supply and installation of communications network capacity. These agreements may generally provide for minimum revenue commitments from us, which we must negotiate based on forecasts of our future network capacity requirements. At June 30, 2003, these minimum purchase commitments totaled approximately $1.8 million per month. If we fail to forecast our network capacity requirements accurately or fail to accurately forecast other aspects of our business, it will be difficult for us to meet these minimum purchase commitments or to become profitable. In addition, it may be difficult for us to meet these minimum purchase commitments if our clients refuse to use capacity provided by a supplier that has filed for bankruptcy protection or is otherwise financially distressed.

Our business has been unprofitable, and we may be unable to profitably manage and market our services to clients.

Our business has been unprofitable. To be successful, we must convince prospective clients to entrust their network capacity data and transport requirements to us. We are not aware of any companies that have a directly comparable business, and we cannot be sure that clients will widely accept our services.

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

It typically takes 30 to 90 days to supply a circuit for a client, and we do not begin to recognize revenue until a circuit has been installed and accepted by the client. Once we agree to facilitate the supply of a circuit for a client, we negotiate with one or more transport suppliers and manage the personnel and field technicians of multiple vendors. A client can withdraw its order with minimal liability at any time before accepting the circuit. We may experience difficulties in facilitating the supply of circuits if our transport suppliers run out of capacity, which would force us to look for alternative sources of capacity on short notice. In addition, credit concerns, billing or other disputes with our suppliers may adversely affect their willingness to provide capacity in a timely manner. If we are unable to facilitate the supply of a circuit in a timely manner or fail to obtain client acceptance of the circuit, we would be unable to recognize revenues for that circuit, may incur financial liability to our supplier for that circuit, and our operating results would be adversely affected. Furthermore, because our clients may cancel orders at any time before accepting the circuit, we may find it difficult to forecast revenue and plan our expenses accordingly.

Our ability to implement and maintain our UIX database is a critical business requirement, and if we cannot maintain precise data, we might be unable to cost-effectively facilitate obtaining circuits for our clients.

To be successful, we must increase and update information about pricing, capacity, availability and location of circuits contained in our UIX database. Our ability to cost effectively facilitate the supplying of circuits, to provide ongoing support and to develop new software or information-based products or services depends upon the information we collect from our transport suppliers regarding their networks, which we include in our UIX database. Our suppliers are not obligated to provide us with this information and could decide to stop providing this information to us at any time. Moreover, we cannot be certain that the information that our suppliers share with us is accurate or current. If we cannot continue to maintain and expand our UIX database as planned, we may be unable to increase our revenues, develop new products or services, or cost-effectively facilitate the supplying of the circuits.

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

Moreover, while recent regulatory initiatives allow carriers such as us to interconnect with incumbent local exchange carrier facilities and to obtain unbundled network elements from incumbent local exchange carriers, certain initiatives also provide increased pricing flexibility for, and relaxation of regulatory oversight of, incumbent local exchange carriers. This may allow incumbent local exchange carriers to use revenues generated from non-competitive services to subsidize services that compete with our services, allowing them to offer competitive services at lower prices. Existing laws also restrict the Regional Bell Operating Companies from fully competing with us in the market for interstate and international long-distance telecommunications services, but also permit the FCC to lessen or remove some restrictions. Recently the Bell companies have received FCC permission to offer long-distance services to customers in a number of states, and the FCC is expected to consider several additional requests for this relief in the near future. These FCC decisions under existing law, or future amendments to Federal telecommunications laws permitting the regional Bell operating companies to compete fully with us in this market, may result in a reduction to our revenues from these services if these companies are able to attract substantial business from our clients.

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

•                                          Decisions by existing clients operating under bankruptcy protection to reject agreements with us or to try to recover from us in preference actions amounts that they previously paid us;

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

The market price of our common stock has fluctuated significantly since our initial public offering. The market price of our common stock may in the future fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

•                                          The one-for-twenty reverse split of our common stock completed in August 2003;

•                                          Variations in operating results;

•                                          Changes in financial estimates or coverage by securities analysts;

•                                          Reduced liquidity resulting from our transfer from the Nasdaq National Market to the Nasdaq SmallCap Market and the possibility that our common stock may be delisted from the NASDAQ Smallcap Market;

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

Historically, a substantial portion of our revenues has come from a limited number of clients. For example, for the year ended December 31, 2001, our three largest clients accounted for approximately 56% of our total revenues, and for the year ended December 31, 2002, our three largest clients accounted for approximately 39% of our total revenues. For the quarter ended June 30, 2003, our three largest clients accounted for approximately 34% of our total revenues. We have a number of significant contracts with these clients under which we derive a significant amount of our revenues. These contracts expire on various dates between now and March 2005. If, through a bankruptcy proceeding or otherwise, we lose one or more large clients, or if one or more of our large clients reduces the services they purchase from us or otherwise renegotiates the terms on which they purchase services from us and we fail to add new clients, our revenues could decline and our results of operations would suffer.

We have assumed indebtedness that could restrict our future operating activities.

In connection with the closing under the Purchase Agreement, we assumed $2 million in principal amount of a Promissory Note executed by CityNet and made to Electro Banque. The note is secured by the fiber optic ring located in Albuquerque, New

Mexico and related assets, matures in a single installment on December 31, 2007 and does not bear interest until January 1, 2006; thereafter, it bears interest at 8% per annum.  The loan documents provide that we will not sell the fiber optic ring unless we make certain payments to Electro Banque. This restriction might prevent us from pursuing potentially advantageous business opportunities. In addition, our ability to repay the indebtedness when due will depend upon our ability to generate sufficient revenue, or to renegotiate or replace the indebtedness with Electro Banque on terms and conditions favorable to us, if at all. There can be no assurance that we will generate sufficient revenue or be able to renegotiate or replace the indebtedness with Electro Banque on terms and conditions favorable to us. If we are unable to repay or replace the indebtedness when due, Electro Banque will be permitted to exercise its rights under the security agreement securing the indebtedness and take possession of the fiber optic ring located in Albuquerque, New Mexico and the related assets and dispose of such assets to satisfy the indebtedness.

The market for our UTX services is unproven, and we have limited experience providing our UTX services.

The market for our UTX services has been developing more slowly than we had expected. To date, we have derived substantially all of our revenues from providing on-going circuit access, and we have only limited experience providing our UTX services. While management believes our UTX facilities have significant value to our business, we have tested and impaired our UTX sites in 2002 and in 2003 in compliance with SFAS No. 144. Our ability to generate revenues from UTX services will suffer if the market for these services fails to develop or develops more slowly than we expect.

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

We have been required to obtain authorization from the FCC, many state public utilities commissions and foreign regulatory authorities to offer particular types of telecommunications services. Pursuant to these authorizations, we have to comply with a variety of regulatory obligations on an ongoing basis. We cannot provide assurance that the FCC, state commissions or foreign authorities will grant us required authority (or do so in a timely manner), or refrain from taking action against us if we are found to have violated any applicable requirements. If authority is not obtained or if our schedules of prices, terms and conditions are not filed, or are not updated, or otherwise do not fully comply with the rules of the FCC or state or foreign regulatory agencies, third parties or regulators could challenge our ability to offer our services or attempt to impose fines. Such challenges or fines could cause us to incur substantial legal and administrative expenses.

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

As a regulated company, we may be required to obtain the approval of the FCC and certain state and foreign regulators before engaging in certain other types of transactions, including some mergers, acquisitions of other regulated companies, sales of all or substantial parts of our business, issuances of stock, and incurrence of debt obligations. The particular types of transactions that require approval differ in each jurisdiction. If we cannot obtain the required approvals, or if we encounter substantial delays in obtaining them, we may not be able to enter into transactions on favorable terms and our flexibility in operating our business will be limited. If our flexibility is limited, we may not be able to optimize our operating results.

We may incur operational and management inefficiencies if we acquire new businesses or technologies, including the fiber optic rings we assumed from CityNet.

To further our strategy, we may seek to acquire businesses and technologies that we believe will complement our existing business. For example, in July 2003 we assumed from CityNet fiber optic rings located in Albuquerque, New Mexico and Indianapolis, Indiana.  Any such acquisitions would likely involve some or all of the following risks:

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

Our employees are responsible for providing our clients with technical and operational support, and for identifying and developing opportunities to provide additional services to our existing clients. If we fail to train, manage and retain our employees, we may be limited in our ability to gain more business from existing clients, and we may be unable to obtain or maintain current information regarding our clients’ and suppliers’ communications networks, which could limit our ability to provision future circuits for our clients or develop new service offerings.

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

CityNet owns a majority of our outstanding common stock, which may discourage third party offers to acquire us.

CityNet has significant control over us. CityNet owns approximately 55% of our outstanding common stock on a fully-diluted basis (excluding those options and warrants outstanding at the closing of the Purchase Agreement having an exercise price above $1.00 per share). In addition, CityNet has the right to designate five out of nine of the members of our board of directors, including the chairman. The extent of CityNet’s control over us may have the effect of discouraging third party offers to acquire us.

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

A small number of our current stockholders hold a substantial number of shares of our common stock. Pursuant to the terms of the Purchase Agreement, on July 23, 2003 we entered into a stockholders agreement with CityNet, ICG Holdings, Inc., ComVentures and two of our former executives. Under this agreement, these stockholders, including CityNet, (a) have agreed to vote for the election of the CityNet director nominees appointed to our board of directors upon the closing under the Purchase Agreement, and (b) have agreed to limitations on their ability to dispose of shares of Common Stock until July 23, 2004 (12 months after the closing under the Purchase Agreement), except as otherwise agreed to by the vote of a majority of our board. These stockholders beneficially own approximately 75% of our outstanding common stock. Sales of a substantial number of shares of our common stock or market expectations that these sales may occur could cause our stock price to fall. In addition, the sale of these shares could make it difficult for us to raise necessary capital by issuing additional common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2003, all of our investments were in cash and cash equivalents.

Interest Rate Sensitivity

We maintain our cash equivalents and short-term investments primarily in a portfolio comprised of commercial paper, money market funds, and investment grade debt securities. As of June 30, 2003, all of our investments had maturities of less than six months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Exchange Rate Sensitivity

We currently operate primarily in the United States, and substantially all of our revenues and expenses to date have been in U.S. dollars. Accordingly, we have had no material exposure to foreign currency rate fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of our disclosure controls and procedures (as required under paragraph (b) of Rule 15d-15 under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that we had sufficient procedures for recording, processing, summarizing, and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended. Our controls were designed by our management.

There have not been any significant changes to our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2001, a complaint was filed in federal district court for the Southern District of New York on behalf of a purported class of persons who purchased our stock between March 16, 2000 and December 6, 2000. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities. The complaint brings claims for violation of several provisions of the federal securities laws against the underwriters of our IPO, and also against us and certain of our former directors and officers under the Securities Act of 1933 and the Exchange Act of 1934. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed in 2001, all of which were consolidated into a single coordinated proceeding in the Southern District of New York. We believe that the allegations against us are without merit. On June 30, 2003, the litigation committee of our board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter.  The settlement would provide, among other things, a release of us and of the individual defendants for the conduct alleged in the action to be wrongful in the complaint.  We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters.  Our insurers are expected to bear any direct financial impact of the proposed settlement.   The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of our insurers to the settlement, and the completion of acceptable final settlement documentation.  Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the litigation.

We have entered into a settlement agreement with respect to an action that Level 3 Communications, LLC filed in the United States District Court for the Eastern District of Virginia, and which was referred to a bankruptcy judge. The complaint names as defendants the Company, three bankrupt entities (Aleron, Inc., Aleron U.S., Inc., and TA Acquisition Corp.), and those three entities’ bankruptcy trustee. In its complaint, Level 3 claims that it is owed for certain telecommunication services provided under contracts between Level 3 and TA Acquisition and for termination charges under those contracts.  On July 2, 2003, Level 3 Communications, LLC accepted a settlement agreement entered into in June 2003 relating to the claims Level 3 brought against us. Under the settlement agreement, we agreed to pay Level 3 a total of $1.4 million to settle the litigation and other matters.  We may use up to $200 thousand of this amount as a prepayment of certain services. On July 23, 2003, Level 3 filed a motion to dismiss us from the suit. The bankruptcy court is scheduled to hear Level 3’s motion on August 19, 2003.

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

We and certain of our former directors and officers are defendants in an action pending in the United States District Court for the Eastern District of Texas, Frandsen v. Universal Access, Inc., et al., No. 9:02CV103 (E.D. Tex.). The complaint alleged causes of action for securities fraud in connection with public disclosures made by our officers between 2000 and 2002. We believe that the allegations against us are without merit. On March 5, 2003, the court granted a motion to dismiss the complaint and has permitted plaintiffs the opportunity to replead the complaint with respect to a minority of the alleged misstatements. On May 27, 2003, plaintiffs filed a second amended consolidated complaint. Defendants’ motion to dismiss is scheduled to be fully briefed and under submission by October 2003. Plaintiffs have not specified the amount of damages they seek.

We have been dismissed from an action that 360networks (USA), Inc. filed against us in the United States District Court for the Southern District of New York. In its complaint, 360 requested a declaration that we are obligated to purchase a specified amount of telecommunications services from 360 each year for five years, beginning on April 1, 2002, and that if we purchase less than the specified amount, we are obligated to pay 360 in cash the difference between the amount purchased and the specified minimum annual amount. In addition, 360 sought damages against us of at least $3 million, representing the difference between the amount of telecommunications services we purchased from 360 between April 1, 2002 and March 31, 2003 and the purported minimum purchase commitment. In July 2003, we entered into a settlement agreement with 360.  Under the settlement agreement, we ordered certain services from 360.  In July 2003, we were dismissed from the action.

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

4.8.1	Assumption of and Amendment to the Universal Access, Inc. Preferred Stock Rights Agreement dated July 13, 2001.(1)
4.8.2	Second Amendment to the Universal Access Global Holdings Inc. Preferred Stock Rights Agreement dated April 7, 2003. (2)
10.31	Promisory Note with CityNet Telecommunications, Inc. dated April 7, 2003.(2)
10.32	Guarantee and Security Agreement with CityNet Telecommunications, Inc. dated April 7, 2003.(2)
10.33†	Master Services Agreement with Level 3 Communications, LLC dated June 30, 2003.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b)       Reports on Form 8-K:

On April 8, 2003, we filed with the SEC a report on Form 8-K, which was furnished pursuant to Item 9 of Form 8-K and which provided Chief Executive Officer and Chief Financial Officer certifications for our annual report on Form 10-K for the period ending December 31, 2002.  The certifications were provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

On April 11, 2003, we filed with the SEC a report on Form 8-K, which was furnished pursuant to Items 5, 7 and 9 of Form 8-K.  Item 5 announced that we had reached an agreement with CityNet for a cash investment of $16 million and provided information on the related agreements we entered into with CityNet, including a Stock Purchase Agreement, Promissory Note, Guarantee and Security Agreement and a Voting Agreement CityNet entered into with holders of approximately 49% of our outstanding common stock.  Item 7 provided copies of the various agreements referred to in Item 5 and copies of the Press Releases referred to in Items 5 and 9.  Item 9 provided information on the financial results for the fourth quarter and year ended December 31, 2002.

On May 15, 2003, we filed with the SEC a report on Form 8-K, which was furnished pursuant to Item 9 of Form 8-K and which provided Chief Executive Officer and Chief Financial Officer certifications for our quarterly report on Form 10-Q for the period ending March 31, 2003.  The certifications were provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

On June 5, 2003, we filed with the SEC a report on Form 8-K, which was furnished pursuant to Item 5 of Form 8-K and which announced that we received a Nasdaq Staff Determination indicating that we failed to comply with the $1.00 per share minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4) and that our securities were, therefore, subject to delisting from the Nasdaq SmallCap Market.

On June 12, 2003, we filed with the SEC a report on Form 8-K, which was furnished pursuant to Item 5 of Form 8-K and which announced (i) that Lance B. Boxer had resigned as our interim Chief Executive Officer and as a director, effective July 15, 2003; (ii) that we had changed the date of our Annual Meeting of Stockholders to July 21, 2003; and (iii) that Robert J. Pommer, Jr., Senior Vice President, Government and Strategic Channels, had resigned effective June 13, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. (Registrant)

Date: August 14, 2003	By:	/s/ BRIAN CODERRE
Brian Coderre
Chief Financial Officer
(Principal Financial and Accounting Officer)