Form 10-Q
period 2003-09-30
UNIVERSAL ACCESS GLOBAL HOLDINGS INC
filed 2003-11-14
CIK 1070699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the issuer’s common stock, par value $0.01, as of October 31, 2003 was 11,460,663 shares.

Universal Access Global Holdings Inc.
Form 10-Q
Table of Contents

PART I. FINANCIAL INFORMATION

ITEM I. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	September 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$16,889	$12,353
Accounts receivable, less allowance for doubtful accounts of $1,027 and $1,728 at September 30, 2003 and December 31, 2002, respectively	5,379	4,566
Prepaid expenses and other current assets	3,658	2,674

Total current assets	25,926	19,593
Restricted cash	2,062	3,900
Property and equipment, net	10,681	20,617
Other long-term assets	2,144	2,607

Total assets	$40,813	$46,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,318	$2,382

Accounts payable – related party

	118	0
Non-income tax payable	1,696	1,071
Accrued carrier expenses	11,595	15,611
Accrued expenses and other current liabilities	1,372	2,051
Unearned revenue	9,598	9,813
Short-term restructuring liability	765	773

Total current liabilities	27,462	31,701
Security deposits payable	2,238	1,859
Notes payable – long-term	1,724	0
Restructuring liability	3,698	4,274

Total liabilities	35,122	37,834
Commitments and contingencies (Note 9)
Stockholders’ equity :
Common stock, $.01 par value; 1,000,000,000 shares authorized; 11,459,519 and 4,958,968 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	115	50
Common stock warrants	540	129
Additional paid-in-capital	294,864	284,107
Deferred stock plan compensation	(930)	(3,010)
Accumulated deficit	(288,934)	(271,793)
Accumulated other comprehensive income	36	40
Notes receivable—employees	0	(640)

Total stockholders’ equity	5,691	8,883

Total liabilities and stockholders’ equity	$40,813	$46,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues	$16,853	$27,036	$54,594	$80,229
Costs and expenses:
Cost of circuit access (exclusive of depreciation shown below)	12,349	17,172	37,682	58,526
Operations & administration (excluding stock plan compensation)	7,937	10,730	23,310	45,972
Operations & administration (stock plan compensation)	200	729	834	2,163
Impairment of property, plant & equipment	2,550	0	3,749	46,025
Impairment of goodwill	0	0	0	4,472
Depreciation & amortization	1,758	3,082	6,224	12,970
Restructuring charges	0	(9,625)	0	(9,625)

Total costs and expenses	24,794	22,088	71,799	160,503
Operating income (loss)	(7,941)	4,948	(17,205)	(80,274)
Other income (expense), net	30	(482)	64	18

Net income (loss)	$(7,911)	$4,466	$(17,141)	$(80,256)

Basic net income (loss) per weighted average share	$(0.81)	$0.91	$(2.61)	$(16.30)
Diluted net income (loss) per weighted average share	$(0.81)	$0.89	$(2.61)	$(16.30)
Weighted average shares, basic	9,802	4,923	6,572	4,923
Weighted average shares, diluted	9,802	5,044	6,572	4,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2003	2002

Cash flows from operating activities:
Net cash used by operating activities	$(12,725)	$(30,850)
Cash flows from investing activities:
Additions to property, plant, & equipment	(112)	(6,443)
Proceeds from sales of property, plant, & equipment	338	0
Increase in notes receivable	0	(2,080)
Sale of short-term investments	0	26,299

Net cash provided/(used) by investing activities	226	17,776
Cash flows from financing activities:
Payments on capital lease obligations	0	(3,467)
Payment of long-term and short-term obligations	(5,000)	(932)
Proceeds of short-term notes payable	5,000	0
Proceeds from issuance of common stock pursuant to stock option and purchase plans	153	310
Proceeds from issuance of common stock, net	15,037	0
Proceeds from notes receivable—employee	3	69
Release of restriction on cash balance	1,846	7,675

Net cash provided (used) by financing activities	17,039	3,655
Effect of exchange rate changes on cash	(4)	43
Net increase/(decrease) in cash and cash equivalents	4,536	(9,376)
Cash and cash equivalents, beginning of period	12,353	20,758

Cash and cash equivalents, end of period	$16,889	$11,382

Non-cash financing activities:

Redemption of notes receivable using restricted stock	1,217	316

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Universal Access Global Holdings Inc. (“Holdings”) and its subsidiaries (collectively, “the Company” or “we”), and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Financial Statements and Notes thereto included in our 2002 Annual Report on Form 10-K. Results for fiscal 2003 interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2003. On August 8, 2003, we effected a one-for-twenty reverse stock split.  All share and per share information herein reflect this reverse stock split except as indicated in Item 4 - Submission of Matters to a Vote of Security Holders.  All numbers presented are in thousands, except share and per share amounts and where otherwise indicated.

Note 2—Liquidity

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Effective July 23, 2003, we completed our $16 million capital raising transaction with CityNet Telecommunications, Inc. (“CityNet”), as more fully described below.  We completed this transaction to provide resources to fund operations focusing on marketing to our four major sales channels: wholesale carrier, foreign telephony providers, cable and government.  We also plan to use the proceeds to fund targeted investments to enhance our existing IT tools to help increase our revenue.

Effective April 7, 2003, we entered into a definitive Stock Purchase Agreement (the “Purchase Agreement”) with CityNet. Pursuant to the terms of the Purchase Agreement, on July 23, 2003, (a) CityNet paid to us $16 million in cash and transferred to us fiber optic rings located in Albuquerque, New Mexico and Indianapolis, Indiana having an estimated fair market value of $200 thousand, (b) we issued to CityNet newly issued shares of our common stock representing approximately 55% of our outstanding common stock on a fully diluted basis (with any options and warrants having an exercise price in excess of $20.00, adjusted for the August 8, 2003, one-for-twenty reverse stock split, being excluded from the calculation of “fully diluted,” subject to CityNet’s right to receive compensating shares in the event that any of these options or warrants are subsequently exercised) and (c) we assumed certain liabilities of CityNet. In particular, we assumed $2 million in principal amount of a Promissory Note executed by CityNet and made to Electro Banque.  The note is secured by the fiber optic ring located in Albuquerque, New Mexico, matures in a single installment on December 31, 2007 and does not bear interest until January 1, 2006; thereafter, it bears interest at 8% per annum.

Related to this transaction, effective April 7, 2003, we obtained $5 million in secured debt financing from CityNet.  The financing was evidenced by a promissory note (the “Note”) and secured by substantially all of our assets.  Under the terms of the Note, the unpaid principal balance accrued interest at a rate of 12% per annum, compounded quarterly, and the entire unpaid principal balance and accrued but unpaid interest was payable on April 6, 2004 unless otherwise accelerated under the Note.  Upon the closing of the Purchase Agreement, principal and accrued interest of $5.2 million under the Note was (in lieu of cash payment to CityNet) applied to reduce the cash portion of the purchase price payable by CityNet under the Purchase Agreement. (Therefore, at the closing of the Purchase Agreement, the Note was cancelled and we received a cash payment of $10.8 million from CityNet).

After paying expenses related to the Purchase Agreement, including interest and appraisal fees, the net proceeds from the Purchase Agreement were approximately $14.7 million.  Pursuant to the terms of the Purchase Agreement, our board of directors consists of nine members, five of whom, including the chairman, have been designated by CityNet.

Based on our receipt of net proceeds of approximately $14.7 million from the Purchase Agreement, and assuming (a) our operational cash receipts remain stable, (b) we generate significantly higher revenues and (c) we continue to control uses of cash, we estimate that we will have sufficient liquidity and capital resources to meet our short term liquidity needs. In addition, we estimate that meeting all of these conditions will allow us to meet our long term liquidity goal of funding our business with internally generated cash.  We are also currently seeking strategic partnership opportunities to help us meet our short and long term liquidity needs.  However, there can be no assurance these conditions will be met, and our operational and financial flexibility may be limited in the future. Further, unexpected events adversely affecting our cash resources, including declines in collections due to client bankruptcies or deteriorating industry conditions, bankruptcy preference payment settlements, security deposit requirements, accelerated vendor payment terms, payments required to settle disputes or adversely determined litigation, may create a need for us to obtain more funding from external sources.  There can be no assurance that additional financing will be available to us on terms and conditions acceptable to us, if at all.

Note 3—Property and Equipment, Net

Property and equipment consists of the following, stated at the lower of fair market value or cost:

	September 30, 2003	December 31, 2002

Furniture and fixtures	$1,082	$1,075
Leasehold improvements	1,442	1,442
UTX equipment	10,435	15,572
Computer hardware and software	21,466	21,436
Other equipment	522	523

Property and equipment, gross	34,947	40,048
Less: Accumulated depreciation and amortization	(24,266)	(19,431)

Property and equipment, net	$10,681	$20,617

Included in cost of computer hardware and software are software development and website costs of $2.8 million that were capitalized during 2002.  Accumulated amortization related to capitalized software and website assets was $9.4 million and $4.7 million at September 30, 2003 and December 31, 2002, respectively.

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

As of September 30, 2003, we reviewed our assets and determined that an impairment existed as a result of circuit disconnections for the UTX assets located at Los Angeles, Washington D.C. and Dallas.  Accordingly, we recognized an impairment charge of $2.6 million.  The remaining book value of these sites reflects the estimated salvage value of $200 thousand per site.  All of our UTXs are now valued at the estimated salvage value except for Chicago and New York that have net book values at September 30, 2003 of $2.2 million and $1.0 million, respectively.  Management believes that all necessary impairment adjustments have been made at September 30, 2003; however, management will continue to evaluate its long-lived assets for impairment based on specific events and circumstances.

Note 5—Other Long-term Assets

During 2001, we paid a supplier $3.3 million in exchange for favorable pricing terms and were amortizing this cost over the ten-year life of the agreement. At December 31, 2002, based on an analysis we performed, we concluded that we expect to realize the benefits associated with this asset but only over the next 3.75 years. As a result, starting in 2003 the amortization expense for this asset is being recognized over the remaining 3.75 years. The cash flows directly attributable to this asset exceed the net book value, so no impairment is warranted. Accumulated amortization related to this asset was $1 million and $438 thousand at September 30, 2003 and December 31, 2002, respectively.

We also have security deposits receivable classified as long-term totaling $628 thousand at September 30, 2003 and $523 thousand at December 31, 2002. We pay these security deposits to carriers, landlords, and utility companies in the ordinary course of business.

Note 6—Related Party Transactions

For the quarter ended September 30, 2003, the company has $118 thousand in accounts payable to CityNet mainly for reimbursement of rental payments associated with, and maintenance services for, the optical fiber rings operated in Indianapolis, Indiana, and Albuquerque, New Mexico.  Universal Access entered into an agreement with CityNet at the time of the Purchase Agreement whereby CityNet would provide maintenance services for the optical fiber rings operated in Indianapolis, Indiana, and Albuquerque, New Mexico at a rate of $40 thousand per month.  In September 2003, we notified CityNet of our exercise of a contractual right to cancel the agreement, which will become effective in March 2004.  After cancellation of the agreement, we will utilize internal resources to monitor maintenance for the rings.

Note 7—Term Loans

As described in Note 2—Liquidity, we assumed as part of the Purchase Agreement with CityNet $2 million in principal amount of a promissory note executed by CityNet and made to Electro Banque.  The note is secured by the fiber optic ring in Albuquerque, New Mexico transferred to us from CityNet as a part of this same transaction on July 23, 2003.  The note matures in a single installment on December 31, 2007 and does not bear interest until January 1, 2006; thereafter, it bears interest at 8% per annum.  Due to the terms for repayment, the note was recorded at a present value of $1.7 million.  Amortization of the discount related to this note of $24 thousand was recognized in the quarter ended September 30, 2003.

Note 8—Restructuring

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

The following summarizes the significant components of the restructuring reserve at September 30, 2003:

	Balance at December 31, 2002	Incurred Cash Payments	Balance at September 30, 2003

Facility exit costs, net of estimated sublease recoveries	$5,014	$(556)	$4,458
Other	33	(28)	5
Total	$5,047	$(584)	$4,463

Note 9—Commitments and Contingencies

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

We have entered into a settlement agreement with respect to an action that Level 3 Communications, LLC filed in the United States District Court for the Eastern District of Virginia, and which was referred to a bankruptcy judge. The complaint named as defendants the Company, three bankrupt entities (Aleron, Inc., Aleron U.S., Inc., and TA Acquisition Corp.), and those three entities’ bankruptcy trustee. In its complaint, Level 3 claimed that it was owed for certain telecommunication services provided under contracts between Level 3 and TA Acquisition and for termination charges under those contracts. On July 2, 2003, Level 3 Communications, LLC accepted a settlement agreement entered into in June 2003 relating to the claims Level 3 brought against us. Under the settlement agreement, we agreed to pay Level 3 a total of $1.4 million to settle the litigation and other matters.  We may use up to $200 thousand of this amount as a prepayment of certain services. On September 3, 2003 the bankruptcy court issued an order dismissing us from the suit.  The entire settlement amount of $1.2 million was accrued for in the period ending June 30, 2003 in accrued carrier expenses.  At September 30, 2003, $225 thousand was owed to Level 3 payable in monthly installments of $75 thousand.

We have reached a settlement agreement with Aleron, Inc. and TA Acquisition Corp. regarding potential claims against us.  Under the terms of the settlement, each party released all claims that it might have had against the other.  Before their conversion under Chapter 7 of the Bankruptcy Code, Aleron, Inc. and TA Acquisition Corp. listed potential claims against us in their Chapter 11 schedules listing their assets. Aleron stated that it “has substantial breach of contract and other claims against Universal Access” arising out of contractual agreements and provided that the estimated value of the claims was between $3 and $5 million. TA Acquisition stated that it “may have substantial claims against Universal Access” and provided that the value of those claims was unknown.  On October 31, 2003, the bankruptcy court issued an order approving the terms of the settlement.

We and certain of our former directors and officers are defendants in an action pending in the United States District Court for the Eastern District of Texas, Frandsen v. Universal Access, Inc., et al., No. 9:02CV103 (E.D. Tex.). The complaint alleged causes of action for securities fraud in connection with public disclosures made by our officers between 2000 and 2002. We believe that the allegations against us are without merit. On March 7, 2003, the court granted a motion to dismiss the complaint and granted plaintiffs the opportunity to replead the complaint with respect to a minority of the alleged misstatements.  On May 27, 2003, plaintiffs filed a second amended consolidated complaint.  Pursuant to the Court’s September 17, 2003 order, on October 1, 2003, plaintiffs filed a revised second amended consolidated complaint. Defendants’ motion to dismiss is scheduled to be fully briefed and under submission by November 2003. Plaintiffs have not specified the amount of damages they seek.

In August 2003, Genuity Telecom Inc. filed a complaint against Universal Access in the United States Bankruptcy Court for the Southern District of New York.  In its complaint, Genuity alleges that we did not purchase the minimum amount of telecommunications services specified by the parties’ contract.  Genuity seeks damages of approximately $1.6 million, plus costs and interest, representing the difference between the purported minimum purchase commitment and the amount of telecommunications services we purchased.  We believe that Genuity’s claims are without merit. We answered Genuity’s complaint and asserted several defenses to Genuity’s claims.  We also filed a motion seeking to stay the action and to compel arbitration of the matter in accordance with the mandatory arbitration provision in the contract.  Genuity assigned the contract to Level 3 Communications, LLC on February 4, 2003 as part of Genuity’s bankruptcy proceeding and reorganization efforts.  The amount sought by Genuity in its complaint relates to our actions prior to February 4, 2003.

We are currently subject to negotiations with several carriers to settle open billing disputes.  We believe we have adequately accrued for any payments required to settle these disputes.  We are in negotiations with one carrier where we estimate we will pay between $1.2 million and $2.4 million to resolve all open disputes totaling $7.5 million.

We lease UTX facilities, office facilities and certain equipment over periods ranging from two to fifteen years.  In July 2003, we reached a settlement whereby we paid a landlord the sum of $723 thousand to eliminate a monthly rental expense of $32 thousand and aggregate minimum lease payments of $3.0 million.  This expense was recorded in the third quarter of 2003.  In addition, the landlord is required to release a letter of credit of $320 thousand within 90 days of the settlement payment that we expect to receive in the fourth quarter 2003.  In connection with the closing under the Purchase Agreement, we also agreed to reimburse CityNet for three years for the cost of office space leased by CityNet in Maryland with monthly rental expense of $20 thousand.  Rent expense for the nine months ended September 30, 2003 and 2002 was approximately $5.75  million and $6.75 million, respectively. Future adjusted rentals for non-cancelable operating leases, inclusive of amounts in our restructuring liability, are as follows as of September 30, 2003:

2003	$2,014
2004	8,035
2005	6,969
2006	6,677
2007	6,868
Thereafter	28,598
Total minimum lease payments	$59,161

In connection with a lease buyout agreement completed in September 2002, we entered into a new lease for a reduced amount of office space at our principal offices. The new lease requires us to deliver a letter of credit in the amount of $2.5 million to secure our obligations under the new lease by October 1, 2003. Delivering this letter of credit would reduce our cash and cash equivalents and short-term investments, and increase our restricted cash balance, by $2.5 million.  We are currently under negotiations with the landlord concerning the $2.5 million deposit and have not paid this amount.

Additionally, we have entered into agreements with various telecommunications vendors to purchase minimum amounts of network services within a defined period, such as on a monthly basis.  In March 2003, we reached a settlement with a supplier that eliminated with that supplier the remaining minimum purchase commitment of approximately $54.8 million as of December 31, 2002.  The adjusted total amount of remaining purchase commitments at September 30, 2003 is as follows:

2003	$5,285
2004	20,614
2005	17,025
2006	1,750
Total minimum purchase commitments	$44,674

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

Note 10—Executive Notes

During 2002, we recorded a charge of $1.7 million related to notes receivable from certain of our current and former executives. The notes evidenced loans made to these individuals, including loans made in part to cover exercise price and payroll tax obligations in connection with the exercise of options to acquire our common stock. Each note allows the individual to satisfy the outstanding principal balance thereof (and in one case, the principal and interest owed under the note) by returning a fixed number of shares of our common stock. The charge reduced the value of the notes receivable to the total amount we would receive if the notes were to be satisfied by the return of shares of our common stock, based on the closing price of our common stock on September 30, 2002. We adjust this charge as our stock price changes to reflect the value of the notes receivable as of each balance sheet date.

In the quarter ended September 30, 2003, the remainder of our officer notes and amounts of related accrued and unpaid interest were repaid by certain of our former officers through the return of 54,458 shares of our common stock.  For the three months ended September 30, 2003, we recorded an additional charge of $38 thousand due to a lower valuation of the shares returned to us to repay certain officer notes than the amount previously recorded.  For the nine months ended September 30, 2003, we reversed $592 thousand in reserves for these notes from the initial $1.7 million charged in 2002.  The Company retired the returned shares.

Note 11—Comprehensive Income

Comprehensive income, which includes net income and all other non-owner changes in equity during a period, is as follows for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income (loss)	$(7,911)	$4,466	$(17,141)	$(80,256)
Foreign currency translation adjustments	(7)	61	(4)	43

Comprehensive net income (loss)	$(7,918)	$4,527	$(17,145)	$(80,213)

Note 12—Stock-Based Compensation Plans

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

If we were to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 with respect to stock options granted and employee stock purchases for the three months and nine months ended September 30, 2003 and all prior periods, net loss would have increased, resulting in pro forma net losses and losses per share as presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$(7,911)	$4,466	$(17,141)	$(80,256)
Less: Stock-based compensation expense determined under fair value method for all awards, net of related taxes	(456)	(322)	(950)	(1,084)
Pro forma net loss	$(8,367)	$4,144	$(18,091)	$(81,340)

Earnings (loss) per weighted average share:
Basic - as reported	$(0.81)	$0.91	$(2.61)	$(16.30)
Basic - pro forma	$(0.85)	$0.84	$(2.75)	$(16.52)
Diluted - as reported	$(0.81)	$0.89	$(2.61)	$(16.30)
Diluted - pro forma	$(0.85)	$0.82	$(2.75)	$(16.52)

Note 13—Common Stock

On July 23, 2003, we issued to CityNet 6,567,168 newly issued shares of our common stock, adjusted for the August 8, 2003, one-for-twenty reverse stock split, representing approximately 55% of our outstanding common stock on a fully diluted basis (with any options and warrants having an exercise price in excess of $20.00, adjusted for the August 8, 2003, one-for-twenty reverse stock split, being excluded from the calculation of “fully diluted,” subject to CityNet’s right to receive compensating shares in the event that any of these options or warrants are subsequently exercised).  As described in Note 2-Liquidity, CityNet paid to us $16 million in cash and transferred to us fiber optic rings located in Albuquerque, New Mexico and Indianapolis, Indiana having an estimated fair value of $200 thousand and we assumed certain liabilities of CityNet. In particular, we assumed $2 million in principal amount of a Promissory Note executed by CityNet and made to Electro Banque.  The note is secured by the fiber optic ring located in Albuquerque, New Mexico, matures in a single installment on December 31, 2007 and does not bear interest until January 1, 2006; thereafter, it bears interest at 8% per annum.  The increase in common stock and additional paid-in-capital as a result of this transaction amounted to approximately $13.1 million, which takes into affect the transfer of fiber optic rings to us and our assumption of the stated promissory note, as well as the necessary transaction costs associated.  After paying expenses related to the Purchase Agreement, including interest and appraisal fees, the net proceeds from the Purchase Agreement were approximately $14.7 million.

On July 30, 2003, we announced a one-for-twenty reverse split of our common stock. The reverse split was effective at the close of business on August 8, 2003, and on August 11, 2003, our common stock began trading on a post-split basis. As a result, common shares outstanding decreased by approximately 217 million shares and resulted in a reclassification in equity of approximately $2.2 million from common stock to additional paid-in-capital.  The reverse stock split is intended to help us regain compliance with the $1.00 per share minimum bid price requirement for continued listing of our common stock on the Nasdaq SmallCap Market. On June 3, 2003, we received a Nasdaq Staff Determination indicating that we had failed to comply with the $1.00 per share minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4) and that our securities were, therefore, subject to delisting from the Nasdaq SmallCap Market. On July 24, 2003, we had a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination and on August 22, 2003, the panel granted our request for continued listing. However, there can be no assurance that the market price per share of our common stock will remain above $1.00 per share. Accordingly, we cannot predict whether we will be able to maintain compliance with the minimum bid requirement or NASDAQ’s other requirements for continued listing of our common stock.

Note 14—Common Stock Warrants

On July 23, 2003, we issued to a third party 50,000 common stock warrants, adjusted for the one-for-twenty reverse stock split, for services rendered in connection with the Purchase Agreement with CityNet.  The warrants were granted at an exercise price of $4.40 per common share and are exercisable at the option of the holder for a period of four years from July 23, 2003.  We recorded these warrants at an estimated fair value of approximately $411 thousand.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “anticipates”, “plans”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading “Risk Factors.” The following discussion provides information and analysis of our results of operations for the three months and nine months ended September 30, 2003 and 2002 and of our liquidity and capital resources. You should read the following discussion in conjunction with our consolidated financial statements and the related notes included elsewhere in this quarterly report as well as the other reports we file with the SEC. Amounts are in thousands, except for items otherwise indicated and share and per share amounts.

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

Our results have been affected by bankruptcies of our customers and suppliers, credit problems in the telecommunications industry, circuit disconnections and lengthening new business closing cycles.  We have provided and currently provide services to several clients that are involved in bankruptcy proceedings. Although these services generally are entitled to priority payment as post-bankruptcy services, we could experience collectibility issues with respect to services we provide these clients. When collectibility of a receivable is not assured in the month service is provided, we recognize revenue when payment is received, not at the time the receivable is recorded.

Circuit revenues include bundled charges for provisioning, network management and maintenance services.

Our clients primarily consist of communications service providers and transport suppliers, such as competitive access providers, incumbent telecommunication service providers, cable companies and other application and network service providers. Our three largest clients represented approximately 30% and 38% of total revenues for the quarter ended September 30, 2003 and 2002, respectively. The decrease in client concentration was primarily the result of large disconnections by clients operating under bankruptcy protection.

To date, cost of circuit access has primarily consisted of amounts paid to transport suppliers for circuits. We have negotiated volume discounts and network route-specific discounts under contracts with many of our suppliers. These contracts generally have terms ranging from three to ten years and sometimes include minimum purchase commitments. At September 30, 2003, these minimum purchase commitments totaled approximately $1.8 million per month. Our aggregate actual purchases under these contracts, which averaged approximately $1.6 million per month for the quarter ended September 30, 2003, have not exceeded these minimum purchase commitments for certain vendors. When our actual purchases fall short of contractual commitments, we may seek to negotiate alternate arrangements with these suppliers, but in the event that these negotiations are unsuccessful, we may be left with a shortfall that could affect our operating margins or result in a dispute or litigation with the supplier. Management believes we are adequately reserved for any commitment shortfalls.

Operations and administration expense consists of salaries and employee benefits, costs associated with developing, expanding and maintaining our Universal Information Exchange (“UIX”) database, and costs associated with sales, marketing, operations, administration and facilities.

In each year since our inception, we have incurred operating losses and net losses, and have experienced negative cash flows from operations. At September 30, 2003, we had an accumulated deficit of $289 million.

Results of Operations

Comparison of Three Months and Nine Months Ended September 30, 2003 to Three Months and Nine Months Ended September 30, 2002

Revenues

Revenues decreased to $16.9 million for the three months ended September 30, 2003 from $27 million for the three months ended September 30, 2002.  Revenues for nine months ended September 30, 2003 decreased to $54.6 million from $80.2 million for the nine months ended September 30, 2002.  Substantially all of our revenues consisted of circuit revenues in each of these quarters.  The decrease in revenues for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002 was attributable to circuit disconnections, mainly from customers in bankruptcy, lengthened new business closing cycles, and the recognition of $2.7 million in termination revenues in the three months ended September 30, 2002.  We expect that continued negative trends in the telecommunications industry will continue to adversely affect our revenues.

Cost of Circuit Access

Cost of circuit access decreased to $12.3 million for the three months ended September 30, 2003 from $17.2 million for the three months ended September 30, 2002. Cost of circuit access for the nine months ended September 30, 2003 decreased to $37.7 million compared to $58.5 million for the nine months ended September 30, 2002.  As a percentage of total revenues, cost of circuit access increased to 73% for the three months ended September 30, 2003 from 64% for the three months ended September 30, 2002. The decrease in cost of circuit access in absolute dollars was primarily attributable to circuit disconnections.  The increase in circuit cost as a percentage of total revenues for the three months ended September 30, 2003 was primarily attributable to the recognition of $2.7 million in termination revenues in the three months ended September 30, 2002 with minimal corresponding costs of circuit access.

Operations and Administration (Excluding Stock Plan Compensation)

Operations and administration expenses (excluding stock plan compensation) decreased $2.8 million to $7.9 million for the three months ended September 30, 2003 from $10.7 million for the three months ended September 30, 2002. Operations and administration expenses (excluding stock plan compensation) decreased $22.7 million to $23.3 million for the nine months ended September 30, 2003 from $46.0 million for the nine months ended September 30, 2002. This decrease in the three and nine months ended 2003 was primarily attributable to significant decreases in personnel and bad debt expense.

The number of employees decreased to 111 at September 30, 2003 from 139 at September 30, 2002.  As a result, salaries, benefits, travel expenses and employee related payroll taxes decreased $1.7 million for the three months ended September 30, 2003 and $10.5 million for the nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002.  We expect headcount to remain relatively flat for the remainder of 2003.  As a result of collections of accounts receivable that were previously reserved, we recorded a reversal of bad debt expense of $335 thousand and

$1 million in the three and nine months ended September 30, 2003 compared to a reversal of $300 thousand in three months ended September 30, 2002 and a charge of $4.4 million for the nine months ended September 30, 2002.

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

Stock plan compensation expense totaled $200 thousand for the three months ended September 30, 2003 and $729 thousand for the three months ended  September 30, 2002. For the nine months ended September 30, 2003 and September 30, 2002 the stock plan compensation expense was $834 thousand and $2.2 million, respectively.  The decrease in stock plan compensation expense was primarily due to the forfeiture of restricted stock upon employee terminations in 2002 and 2003 and a reduction in charges taken for options granted at a price less than the market price in prior periods.  Stock plan compensation expense in the nine months ended September 30, 2002 would have been approximately $707 thousand greater than the expense recognized in the nine months ended September 30, 2003 had there not been any restricted stock forfeitures subsequent to September 30, 2002.

There were 449,718 and 327,014 stock options outstanding, adjusted for the August 8, 2003, one-for-twenty reverse stock split, at September 30, 2003 and 2002, respectively.

Impairment of Property, Plant and Equipment

Based on impairment reviews performed at June 30, 2002, the company recognized a $46 million impairment charge to reduce the carrying value of ATM equipment, a web-based pricing, quoting and provisioning software tool (Project Gemini) and UTX assets and a $4.5 million impairment charge related to goodwill.  In the quarter ended September 30, 2003, we recorded an additional $2.6 million impairment charge for three UTX assets affected by significant circuit disconnects by customers and $3.7 million for the nine months ended September 30, 2003.

Depreciation and Amortization

Depreciation expense includes depreciation of furniture, fixtures and equipment at our office facilities and of equipment at our UTX facilities. Depreciation expense was $1.8 million in the three months ended September 30, 2003, compared to $3.0 million in the three months ended September 30, 2002, representing a decrease of $1.2 million. Depreciation expense for the nine months ended September 30, 2003 decreased to $6.2 million compared to $12.8 million for the nine months ended September 30, 2002. The decrease in depreciation expense is primarily attributable to lower asset values due to the impairments of the UTX equipment in 2002 and 2003 and assets becoming fully depreciated.

Amortization expense, which decreased to $0 in the quarter ended September 30, 2003 from $42 thousand in the quarter ended September 30, 2002, relates to intangible assets acquired in connection with the purchases of Stuff Software, Inc. in November 1999 that were subsequently sold for a nominal amount in 2002.  Amortization expense decreased $169 thousand to $0 in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

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

The following summarizes the significant components of the restructuring reserve at September 30, 2003:

	Balance at December 31, 2002	Incurred Cash Payments	Balance at September 30, 2003

Facility exit costs, net of estimated sublease recoveries	5,014	(556)	4,458
Other	33	(28)	5
Total	5,047	(584)	4,463

Other Income (Expense)

Other income increased $512 thousand in the three months ended September 30, 2003 to $30 thousand from a net expense of $482 thousand in the three months ended September 30, 2002. Other income increased $46 thousand to $64 thousand for the nine months ended September 30, 2003, compared to $18 thousand for the nine months ended September 30, 2002. The increase in other income in the three months ended September 30, 2003 was attributable to the sale of Stuff Software for a loss in the third quarter 2002 of $585 thousand and was partially offset by incurred interest expense of $138 thousand incurred on the $5.0 million note payable to CityNet.  This note payable as described in Note 2 of the Notes to Condensed Consolidated Financial Statements was borrowed in April 2003 and repaid in July 2003 when the Purchase Agreement was completed.

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

Liquidity and Capital Resources

Based on our receipt of net proceeds of approximately $14.7 million from the Purchase Agreement as described in Note  2 of the Notes to Condensed Consolidated Financial Statements, and assuming (a) our operational cash receipts remain stable, (b) we generate significantly higher revenues and (c) we continue to control uses of cash, we estimate that we will have sufficient liquidity and capital resources to meet our short term liquidity needs. In addition, we estimate meeting these conditions will allow us to accomplish our long term liquidity goal to fund our business with internally generated cash.  We are also currently seeking strategic partnership opportunities to help us meet our short and long term liquidity needs.  However, there can be no assurance that we can meet these conditions, and our operational and financial flexibility may be limited in the future. Further, unexpected events adversely affecting our cash resources, including declines in collections due to client bankruptcies or deteriorating industry conditions, bankruptcy preference payment settlements, security deposit requirements, accelerated vendor terms, payments required to settle disputes or adversely determined litigation, may create a need for us to obtain more funding from external sources. There can be no assurance that additional financing will be available to us on terms and conditions acceptable to us, if at all.

The Company had $19 million in cash (including cash, cash equivalents, short term investments and restricted cash) at September 30, 2003, compared to $12.6 million at June 30, 2003 and $16.3 million at December 31, 2002.

In March 2003, we reached a settlement with a supplier that eliminated a remaining aggregate minimum purchase commitment of approximately $54.8 million. As part of the settlement, we paid a total of $1.1 million, including a $1.0 million prepayment for private line services and $104 thousand to satisfy outstanding billing disputes. At September 30, 2003, the remaining prepaid asset was $0.

In July 2003, we reached a settlement whereby we paid a landlord $723 thousand to eliminate a monthly rental expense of $32 thousand and aggregate minimum lease payments of $3.0 million.  The landlord is required to release a letter of credit of $320 thousand within 90 days of the settlement payment and we expect receipt in November 2003.

Also in July 2003, in connection with the closing under the Purchase Agreement, (a) we hired marketing, operations and sales personnel previously employed by CityNet totaling approximately $160 thousand monthly, (b) we agreed to reimburse CityNet for the cost of office space leased by CityNet in Maryland totaling $20 thousand monthly and (c) we entered into an agreement with CityNet under which CityNet will perform maintenance services for the two fiber optic rings we assumed from CityNet. Under the maintenance agreement, we have agreed to pay CityNet $40 thousand per month for these services.  We terminated this maintenance agreement with Citynet in September 2003, but still are contractually obligated to pay the $40 thousand fee until March 2004.

In the third quarter of 2003, we paid Level 3 a total of $1.2 million to settle the litigation and other matters described in Note 9 to the condensed financial statements.  We will pay Level 3 an additional $225 thousand over the next three months.  We may use up to $200 thousand of this amount as a prepayment of certain services.

The following summarizes our adjusted contractual obligations at September 30, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Non-Cancelable Operating Leases (incl. restructured facilities)	Non-Cancelable Purchase Commitments	Total
2003	$2,014	5,285	7,299
2004	8,035	20,614	28,649
2005	6,969	17,025	23,994
2006	6,677	1,750	8,427
2007	6,868	0	6,868
Thereafter	28,598	0	28,598
Total	$59,161	$44,674	$103,835

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

Restricted cash was $2.1 million at September 30, 2003, declining $1.8 million from a balance of $3.9 million at December 31, 2002. Restricted cash consists of letters of credit issued to real estate landlords, carriers and other vendors. The decline of $1.8 million was due primarily to the release of letters of credits described below.

•                  On March 14, 2003, we completed the renegotiation of  a contract with one of our carriers. As part of the renegotiation and in return for a $1 million prepayment, the carrier released a $500 thousand letter of credit, reducing our restricted cash balance.

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

In connection with a lease buyout agreement completed in September 2002, we entered into a new lease for a reduced amount of office space at our principal offices. The new lease requires us to deliver a letter of credit in the amount of $2.5 million to secure our obligations under the new lease by October 1, 2003. Delivering this letter of credit would reduce our cash and cash equivalents and short-term investments, and increase our restricted cash balance, by $2.5 million.  We are currently under negotiations with the landlord concerning the $2.5 million deposit and have not paid this amount.

We are currently subject to negotiations with several carriers to settle open billing disputes.  We believe we are adequately accrued for any payments required to settle these disputes.  We are in negotiations with one carrier where we believe we will pay between $1.2 million and $2.4 million to resolve all open disputes totaling $7.5 million.

Cash used by operating activities was $12.7 million for the nine months ended September 30, 2003, compared to $30.9 million for the nine months ended September 30, 2002. The decrease in cash used by operating activities was due primarily to reduced payroll costs and a decrease in rent expense after renegotiating lease contracts.

Cash provided by investing activities was $226 thousand for the nine months ended September 30, 2003, compared to cash provided of $17.8 million for the nine months ended September 30, 2002. The decrease is primarily due to a reduction in the sale of short-term investments used to fund operations in 2002 and was offset by a reduction in the purchase of property, plant, and equipment to support the business in the nine months ended September 30, 2003.

Cash provided by financing activities was $17.0 million for the nine months ended September 30, 2003, compared to  $3.7 million for the nine months ended September 30, 2002.  The increase was primarily attributable to the receipt of $15.0 million in net proceeds from CityNet after closing of the Purchase Agreement and the reduction of $1.8 million in restricted cash as a result of the carrier and lease negotiations described above.

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

We have incurred significant losses since inception and expect to continue to incur losses in the future. As of September 30, 2003, we had an accumulated deficit of $288.9 million. Our revenues have decreased to $16.9 million in the three months ended September 30, 2003 from $27.0 million in the three months ended September 30, 2002. Revenue was $54.6 million for nine months ended September 30, 2003, compared to $80.2 million for nine months ended September 30, 2002. We cannot be certain that we will be successful in reducing our costs, that we will be able to significantly increase our revenues or that we will achieve sufficient revenues to become profitable. We expect to continue to incur expenses in order to:

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

In an effort to increase our revenues, we plan to invest significant resources to develop and sell new service offerings, such as software or information based products, and to expand marketing channels, including our government markets group. These initiatives may require significant expenditures, which would reduce resources available to maintain and develop our traditional lines of business. Whether new service offerings or expanded marketing efforts succeed depends on factors we control, such as coordinating our internal financial, engineering, marketing, information technology and sales personnel, and on factors we cannot control, including whether clients will pay for these offerings and whether our vendors will provide the goods and services we need. If we do not successfully develop and sell new service offerings and expand marketing channels, we may not increase our revenues and could incur substantial losses that would harm our existing business.

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

In addition, some of our carrier suppliers, including MCI (formerly WorldCom), may have inadequate financial resources to provide reliable service or to meet their other obligations to us. If a carrier supplier is unable to meet its obligations to us, we could be required to purchase replacement services on less favorable terms or experience disruptions in service, which could impair our ability to retain or attract clients. Disruptions in service could require us to issue outage credits to our clients or incur other liability, which would reduce our revenue and gross margins.

If we do not significantly increase our revenues or decrease our expenses, we may require additional financing in the future to meet our operating needs, and if we cannot obtain such financing on commercially reasonable terms, our ability to operate our business may suffer.

If our operational cash receipts decline, we fail to generate significantly higher revenues or we fail to control uses of cash, we will need additional financing in the future to meet our operating needs. There can be no assurance that additional financing will be available to us on terms and conditions acceptable to us, if at all. In addition, if in the future we need to issue additional shares of common stock to fund our business, our common stockholders would be diluted. If we are unable to obtain additional financing when needed or on acceptable terms, we may have to curtail our operations, delay or abandon our business plans or take further actions to strengthen our cash position, which could materially adversely affect our ability to continue our operations. Moreover, without adequate financing, potential customers who otherwise would select our services to purchase may decide to buy from other vendors whom the customers perceive to have greater financial stability.

Our recently implemented reverse stock split might cause our stock price and our total market capitalization to decline.

We implemented a one-for-twenty reverse split of our common stock and on August 11, 2003, our common stock began trading on a post-split basis. The total market capitalization of our common stock (the aggregate value of all our common stock at the then current market price) after the reverse stock split may be lower than the total market capitalization before the reverse stock split. In addition, the per share market price of our common stock after the reverse stock split may be lower than the per share market price of our common stock before the reverse stock split.

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

In 2002, we moved from the NASDAQ National Market System to the NASDAQ Small Cap Market. As a result, future capital raising activities and acquisitions may be more difficult due to increased state securities laws compliance obligations. The NASDAQ Small Cap Market requires a minimum bid price of $1.00 for continued listing. On June 3, 2003, we received a Nasdaq Staff Determination indicating that we had failed to comply with the $1.00 per share minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4) and that our securities were, therefore, subject to delisting from the NASDAQ SmallCap Market.  On July 21, 2003, our stockholders approved a reverse stock split in an effort to increase our stock price.  On July 24, 2003, we had a hearing before a NASDAQ Listing Qualifications Panel to review the Staff Determination.  On August 11, 2003, our stock began trading on a post split basis.  On August 22, 2003,  the Panel granted our request for continued listing.  However, in the future, there can be no assurance that the market price per share of our common stock will remain above $1.00 per share. Accordingly, we cannot predict whether we will be able to maintain compliance with the minimum bid requirement or NASDAQ’s other requirements for continued listing.

If we fail to meet the minimum requirements for NASDAQ listing in the future and we are de-listed from the NASDAQ Small Cap Market, our common stock would trade, if it traded at all, in the over-the-counter market, which most investors view as a less desirable, less liquid marketplace. Among other things, this would place increased regulatory burden upon brokers, making them less likely to make a market in our stock. Loss of our NASDAQ Small Cap Market status would likely make it more difficult for us to raise capital in the future. If we lose our NASDAQ Small Cap Market status stockholders may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our common stock thereby reducing the liquidity of our stock, making it difficult for a stockholder to buy or sell our stock at competitive market prices, or at all. In addition, we may lose support from institutional investors, brokerage firms and market makers that currently buy and sell our stock and provide information to investors about us. Delisting could also cause the price of our stock to decrease further.

If we fail to manage our cost reduction efforts and future expansion effectively, our ability to operate and to increase our services and client base could suffer.

Our ability to successfully offer our services and implement our business plan in a rapidly evolving market requires effective planning and management of our operations, including our workforce. At December 31, 1997, we had five employees. By the first quarter 2001, we had over 400 full-time employees. Since that time, we have reduced our headcount to approximately 107 full-time employees as of October 31, 2003. These periods of growth and headcount reductions and potential growth in future operations will continue to place a significant strain on our management systems and resources. We cannot be sure that our reduced workforce will be sufficient for us to identify and take advantage of market opportunities and manage multiple relationships with various clients, suppliers and other third parties. If our operations and headcount grow in the future, we expect that we will need to improve our financial and managerial controls, reporting systems and procedures, and expand, train and manage our workforce, and we cannot be sure that will be able to manage this potential expansion effectively.

Due to our financial condition or payment history, our carrier suppliers may demand security deposits or accelerated payment terms.

Certain of our carrier suppliers might claim the right to demand a security deposit or accelerated payment terms from us due to our financial condition or payment history. Our carrier suppliers may further seek to bill us for purported failure to meet purchase commitments or purported under billings or other billings notwithstanding factual or legal disputes regarding any such purported failure.  If we are required to pay any of these amounts, our cash resources could be materially diminished. Alternatively, if we not make these payments, carrier suppliers may be unwilling to continue to do business with us.  Some of these failures may be claimed by incumbent local exchange carriers, which historically have been reluctant to engage in negotiations on such matters and if they do engage in negotiations, often refuse to significantly reduce the amounts they claim we owe. Such disputes may also affect the willingness of suppliers to provide us with capacity or other services, which would reduce our operating flexibility and ability to deliver services to existing or potential clients. If the supplier in any such dispute enters a bankruptcy or similar proceeding, our business relationship with the supplier could be disrupted, which would impair our ability to negotiate. As of September 30, 2003, we had $15.8 million in open billing disputes with carriers.

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

Our results have been affected by bankruptcies, credit problems in the telecommunications industry and circuit disconnections. These industry conditions make it difficult for us to accurately predict trends in our business. Accordingly, we are subject to all of the risks that are associated with companies in such an industry, including:

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

For example, from time to time we enter into long-term agreements with communications transport suppliers for the supply and installation of communications network capacity. These agreements may generally provide for minimum revenue commitments from us, which we must negotiate based on forecasts of our future network capacity requirements. At September  30, 2003, these minimum purchase commitments totaled approximately $1.8 million per month. If we fail to forecast our network capacity requirements accurately or fail to accurately forecast other aspects of our business, it will be difficult for us to meet these minimum purchase commitments or to become profitable. In addition, it may be difficult for us to meet these minimum purchase commitments if our clients refuse to use capacity provided by a supplier that has filed for bankruptcy protection or is otherwise financially distressed.

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

Our ability to expand our client base and, therefore, to increase our revenues may be limited by the following factors:

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

The market in which we operate is rapidly changing and highly competitive. We believe that at this time no single competitor competes directly with us with respect to all of the services we offer; however, we currently or potentially compete with a variety of companies, including some of our transport suppliers, with respect to our products and services individually, including:

•                                          National and local carriers, such as AT&T, Level 3, Broadwing, Qwest, Sprint, MCI (formerly WorldCom) and WilTel;

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

Our industry is expected to consolidate, which would increase the size and scope of our competitors. Competitors could benefit from assets acquired from distressed carriers or strategic alliances in the telecommunications industry. New entrants could enter the market with a business model similar to ours. Our target markets may support only a limited number of competitors. Operations in such markets with multiple competitive providers may be unprofitable for one or more of such providers. Prices in both the long-distance business and the data transmission business have declined significantly in recent years and are expected to continue to decline. In particular, companies that have reduced their debt or other obligations through bankruptcy or other restructurings may have significantly lower cost structures that allow them to offer services at significantly reduced prices.  This downward pressure on prices has caused us to lower our prices and margin percentage to remain competitive.  As a result, our gross margins have decreased.  Accordingly, we must significantly increase our sales volumes in order to maintain our gross margins.

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

•                                          Reduced liquidity resulting from our transfer from the NASDAQ National Market to the NASDAQ SmallCap;

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

Our facilities and the networks on which we depend may fail, which would interrupt the circuit access and indefeasible rights of use we provide and make it difficult for us to retain and attract clients.

Our clients depend on our ability to provide ongoing dedicated circuit access and indefeasible rights of use (“IRU’s”). The operation of these circuits depends on the networks of third party transport suppliers. The networks of transport suppliers and clients who may use our UTX facilities may be interrupted by failures in or damage to these facilities. Our facilities and the ongoing circuit and IRU access we provide may be interrupted as a result of various events, many of which we cannot control, including fire, human error, earthquakes and other natural disasters, disasters along communications rights-of-way, power loss, telecommunications failures, sabotage or vandalism, or the financial distress or other event adversely affecting our suppliers, such as bankruptcy or liquidation.

We may be subject to legal claims and be liable for losses suffered by clients and carriers for disruptions to circuits or IRU’s or damage to client or carrier equipment or other property resulting from failures at our facilities or on the networks of third party providers. Unless caused by an event excused under our contract, such as a “force majeure” event, we generally provide outage credits to our clients if service disruptions occur. If our service failure rate is high, we may incur significant expenses related to service outage credits, which would reduce our revenues and gross margins. We would also incur significant expenses in investigating and addressing the causes of such service failures, which would divert resources from the maintenance or expansion of our services and cause our business to suffer. In addition, we may lack the resources to investigate and address any such failures in as timely a manner as our clients may expect, which may damage our business relationship with those clients and reduce our ability to obtain future business. Clients may seek to terminate their contracts with us if there is a service failure. In addition, if our service failure rate is high, our reputation could be harmed.

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

Historically, a substantial portion of our revenues has come from a limited number of clients. For example, for the year ended December 31, 2001, our three largest clients accounted for approximately 56% of our total revenues, and for the year ended December 31, 2002, our three largest clients accounted for approximately 39% of our total revenues. For the quarter ended September 30, 2003, our three largest clients accounted for approximately 30% of our total revenues. We have a number of significant contracts with these clients under which we derive a significant amount of our revenues. These contracts expire on various dates between now and March 2005. If, through a bankruptcy proceeding or otherwise, we lose one or more large clients, or if one or more of our large clients reduces the services they purchase from us or otherwise renegotiates the terms on which they purchase services from us and we fail to add new clients, our revenues could decline and our results of operations would suffer.

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

Operating our UTX facilities causes us to incur significant costs and expenses.  To date, the market for our UTX services has been unprofitable.

We have incurred significant costs and expenses in developing our UTX facilities, and we continue to incur costs and expenses related to these facilities in connection with leasing real estate; hiring, training and managing employees; maintaining power and redundancy systems; maintaining multiple communications connections; and depreciation expense.  To date, the market for our UTX services has been unprofitable and has been developing more slowly than we had expected.  We have derived substantially all of our revenues from providing on-going circuit access and have only limited experience providing our UTX services.  While management believes our UTX facilities have significant value to our business, we have tested and impaired our UTX sites in 2002 and in 2003 in compliance with SFAS No. 144. If the market for our UTX services does not increase significantly, we will not generate revenues to offset the costs we incur in connection with such facilities, and therefore, we will suffer losses.

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

As a regulated company, we may be required to obtain the approval of the FCC and certain state and foreign regulators before engaging in certain other types of transactions, including some mergers, acquisitions of other regulated companies, sales of all or substantial portions of our business, issuances of stock, and incurrence of debt obligations. The particular types of transactions that require approval differ in each jurisdiction. If we cannot obtain the required approvals, or if we encounter substantial delays in obtaining them, we may not be able to enter into transactions on favorable terms, if at all, and our flexibility in operating our business will be limited. If our flexibility is limited, we may not be able to optimize our operating results.

We may incur operational and management inefficiencies if we acquire new businesses or technologies, including the fiber optic rings we assumed from CityNet.

To further our strategy, we may seek to acquire businesses and technologies that we believe will complement our existing business or otherwise relate to a strategic transaction. For example, in July 2003 we assumed from CityNet fiber optic rings located in Albuquerque, New Mexico and Indianapolis, Indiana.  Any such acquisitions would likely involve some or all of the following risks:

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

We may need to complete these transactions in order to generate revenues, obtain needed capital, and to continue our business strategies.  We cannot be sure that we will be able to obtain any required financing for these transactions or that these transactions will occur.

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

CityNet has significant control over us. CityNet owns approximately 55% of our outstanding common stock on a fully-diluted basis (excluding those options and warrants outstanding at the closing of the Purchase Agreement having an exercise price above $1.00 per share). In addition, CityNet has designated five out of nine of the members of our board of directors, including the chairman. The extent of CityNet’s control over us may have the effect of discouraging third party offers to acquire us.

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

A small number of our current stockholders hold a substantial number of shares of our common stock. Pursuant to the terms of the Purchase Agreement, on July 23, 2003 we entered into a stockholders agreement with CityNet, ICG Holdings, Inc., ComVentures and two of our former executives. Under this agreement, these stockholders, including CityNet among other things, have agreed to limitations on their ability to dispose of shares of Common Stock until July 23, 2004 (12 months after the closing under the Purchase Agreement), except as otherwise agreed to by the vote of a majority of our board. These stockholders beneficially own approximately 75% of our outstanding common stock. Sales of a substantial number of shares of our common stock or market expectations that these sales may occur could cause our stock price to fall. In addition, the sale of these shares could make it difficult for us to raise necessary capital by issuing additional common stock.

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

We have entered into a settlement agreement with respect to an action that Level 3 Communications, LLC filed in the United States District Court for the Eastern District of Virginia, and which was referred to a bankruptcy judge. The complaint named as defendants the Company, three bankrupt entities (Aleron, Inc., Aleron U.S., Inc., and TA Acquisition Corp.), and those three entities’ bankruptcy trustee. In its complaint, Level 3 claimed that it was owed for certain telecommunication services provided under contracts between Level 3 and TA Acquisition and for termination charges under those contracts. On July 2, 2003, Level 3 Communications, LLC accepted a settlement agreement entered into in June 2003 relating to the claims Level 3 brought against us. Under the settlement agreement, we agreed to pay Level 3 a total of $1.4 million to settle the litigation and other matters.  We may use up to $200 thousand of this amount as a prepayment of certain services. On September 3, 2003 the bankruptcy court issued an order dismissing us from the suit.  The entire settlement amount of $1.2 million was accrued for the period ending June 30, 2003 in accrued carrier expenses.  At September 30, 2003, $225 thousand was still owed to Level 3 payable in monthly installments of $75 thousand.

We have reached a settlement agreement with Aleron, Inc. and TA Acquisition Corp. regarding potential claims against us.  Under the terms of the settlement, each party released all claims that it might have had against the other. Before their conversion under Chapter 7 of the Bankruptcy Code, Aleron, Inc. and TA Acquisition Corp. listed potential claims against us in their Chapter 11 schedules listing their assets. Aleron stated that it “has substantial breach of contract and other claims against Universal Access” arising out of contractual agreements and provided that the estimated value of the claims was between $3 and $5 million. TA Acquisition stated that it “may have substantial claims against Universal Access” and provided that the value of those claims was unknown.  On October 31, 2003, the bankruptcy court issued an order approving the terms of the settlement.

We and certain of our former directors and officers are defendants in an action pending in the United States District Court for the Eastern District of Texas, Frandsen v. Universal Access, Inc., et al., No. 9:02CV103 (E.D. Tex.). The complaint alleged causes of action for securities fraud in connection with public disclosures made by our officers between 2000 and 2002. We believe that the allegations against us are without merit. On March 7, 2003, the court granted a motion to dismiss the complaint and granted plaintiffs the opportunity to replead the complaint with respect to a minority of the alleged misstatements.  On May 27, 2003, plaintiffs filed a second amended consolidated complaint.  Pursuant to the Court’s September 17, 2003 order, on October 1, 2003, plaintiffs filed a revised second amended consolidated complaint. Defendants’ motion to dismiss is scheduled to be fully briefed and under submission by November 2003. Plaintiffs have not specified the amount of damages they seek.

In August 2003, Genuity Telecom Inc. filed a complaint against Universal Access in the United States Bankruptcy Court for the Southern District of New York.  In its complaint, Genuity alleges that we did not purchase the minimum amount of telecommunications services specified by the parties’ contract.  Genuity seeks damages against us of nearly $1.6 million, plus costs and interest, representing the difference between the purported minimum purchase commitment and the amount of telecommunications services we purchased.  We believe that Genuity’s claims are without merit. We answered Genuity’s complaint and asserted several defenses to Genuity’s claims.  We also filed a motion seeking to stay the action and to compel arbitration of the matter in accordance with the mandatory arbitration provision in the contract.  Genuity assigned the contract to Level 3 Communications, LLC on February 4, 2003 as part of Genuity’s bankruptcy proceeding and reorganization efforts.  The amount sought by Genuity in its complaint relates to our actions prior to February 4, 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Pursuant to stockholder and board approval we implemented a one-for-twenty reverse split of our common stock effective at the close of business on August 8, 2003, and on August 11, 2003, our common stock began trading on a post-split basis. The reverse stock split was intended to help us regain compliance with the $1.00 per share minimum bid price requirement for continued listing on the NASDAQ SmallCap Market.

Effective April 7, 2003, we entered into a Purchase Agreement with CityNet. Pursuant to the terms of the Purchase Agreement, on July 23, 2003 (a) CityNet paid to us $16 million in cash and transferred to us fiber optic rings located in Albuquerque, New Mexico and Indianapolis, Indiana, (b) we issued to CityNet 6,567,168 newly issued shares of our common stock, adjusted for the one-for-twenty reverse stock split, representing approximately 55% of our outstanding common stock on a fully diluted basis (with any options and warrants having an exercise price in excess of $20.00, adjusted for the August 8, 2003, one-for-twenty reverse stock split being excluded from the calculation of “fully diluted,” subject to CityNet’s right to receive compensating shares in the event that any of these options or warrants are subsequently exercised) and (c) we assumed certain liabilities of CityNet. In particular, we assumed $2 million in principal amount of a Promissory Note executed by CityNet and made to Electro Banque.  The note is secured by the fiber optic ring located in Albuquerque, New Mexico, matures in a single installment on December 31, 2007 and does not bear interest until January 1, 2006; thereafter, it bears interest at 8% per annum.

After paying expenses related to the Purchase Agreement, the net proceeds from the Purchase Agreement were approximately $14.7 million.  Proceeds will be used for working capital, general corporate purposes and as possible consideration for acquisitions.

In December 2002 we engaged Broadmark Capital, LLC (“Broadmark”) to provide financial advisory and investment banking services.  Under the engagement, Broadmark was obligated to use its best efforts to raise capital from a mutually agreed upon list of third parties.  The compensation for such services was success based.  Pursuant to the closing under the Purchase Agreement with CityNet, on July 23, 2003 we issued to Broadmark a warrant to acquire 1,000,000 of our common shares at a price of $.22 per share (50,000 of our common shares at a price of $4.40 per share after giving effect to of our one-for twenty reverse stock split completed on August 8, 2003).  These warrants are exercisable for four years from the date of grant.

No underwriters were involved in the foregoing sales of securities. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder.

CityNet has contractually agreed not to sell shares of our common stock they own until July 23, 2004.  In addition, the shares of our common stock CityNet owns are subject to the restrictions on resale pursuant to certain provisions of SEC Rule 144.

The shares of our common stock to be issued upon the exercise of the warrant owned by Broadmark are subject to the restrictions on resale pursuant to certain provisions of SEC Rule 144.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on July 21, 2003.  At this meeting, four proposals were submitted to a vote of our stockholders: (1) the election of two Class I directors (with Anthony P. Dolanski and Carolyn F. Katz being the nominees); (2) the ratification of our appointment of PricewaterhouseCoopers LLP as our independent accountants for fiscal year 2003; (3) the approval of the issuance of our common stock to CityNet Telecommunications, Inc. under the stock purchase agreement; and (4) the approval of an amendment to our restated certificate of incorporation to effect a reverse stock split of our issued and outstanding common stock.  At the close of business on the record date for the meeting (which was May 23, 2003), there were 99,134,117 shares of common stock outstanding and entitled to be voted at the meeting.    Holders of 91,855,544 shares of common stock outstanding or approximately 92.66% of the total shares outstanding and entitled to vote at the meeting were either present in person or represented by proxy.  The following table sets forth the results of the voting.  These numbers do not reflect the one-for-twenty reverse stock split completed on August 8, 2003.

Proposal	For	Withheld
1. Election of two directors
Anthony P. Dolanski	82,720,523	9,135,021
Carolyn F. Katz	91,278,028	577,516

				Broker
	For	Against	Abstain	Non-Votes
2. Ratification of PricewaterhouseCoopers as our independent accountants	91,796,435	26,174	32,935	0
3. Approval of the issuance of our common stock to CityNet Telecommunications, Inc. under the stock purchase agreement	57,467,898	131,810	79,166	34,176,670
4. Approval of an amendment to our Restated Certificate of Incorporation to effect a reverse stock split of our issued and outstanding common stock	90,762,496	373,277	719,771	0

Each of the proposals set forth above received more than the required number of votes for approval and were therefore duly and validly approved by the stockholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  List of Exhibits

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger among the Company, Migration Corporation and Universal Access, Inc. dated July 18, 2001.(1)
2.2	Stock Purchase Agreement with CityNet Telecommunications, Inc. dated April 7, 2003.(2)
2.3	Letter agreement with CityNet Telecommunications, Inc. dated April 7, 2003.(2)
2.4	Letter agreement with CityNet Telecommunications, Inc. dated July 23, 2003.
3.1	Restated Certificate of Incorporation of the Company.(3)
3.1.1	Amendment to the Restated Certificate of Incorporation of the Company.
3.2	Amended and Restated Bylaws of the Company.(1)
4.1	Form of the Company’s Common Stock certificate.
4.2	Amended and Restated Registration and Informational Rights Agreement dated June 28, 1999.(5)
4.3	Amended and Restated Registration and Informational Rights Agreement dated June 30, 1999.(5)
4.4	Registration Rights Agreement dated November 10, 1999.(5)
4.5	Registration Rights Agreement dated July 1, 2000.(6)
4.6	Registration rights Agreement with CityNet Telecommunications, Inc. dated July 23, 2003.
4.7	Form of warrant to purchase shares of Common Stock of the Company issued to Advanced Equities.(5)
4.8

Preferred Stock Rights Agreement, dated as of July 31, 2000, between Universal Access, Inc. and Wells Fargo, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.(7)

4.8.1	Assumption of and Amendment to the Universal Access, Inc. Preferred Stock Rights Agreement dated July 13, 2001.(1)
4.8.2	Second Amendment to the Universal Access Global Holdings Inc. Preferred Stock Rights Agreement dated April 7, 2003. (2)
4.9	Stockholders Agreement dated July 23, 2003.
4.10	Warrant to purchase shares of Common Stock of the Company issued to Broadmark Capital, Inc. dated July 23, 2003.
10.34	Form of Employment Agreement for certain executive officers.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(6)                                  Filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

(7)                                  Filed with the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on August 9, 2000.

(b)         Reports on Form 8-K:

On July 3, 2003, we filed with the SEC a report on Form 8-K, which was filed pursuant to Item 5 of Form 8-K and which announced that Mark F. Spagnolo had resigned as a member of our Board of Directors effective July 1, 2003.

On July 24, 2003, we filed with the SEC a report on Form 8-K, which was filed pursuant to Items 5 of Form 8-K and which announced: (i) that our annual meeting of stockholders was held July 21, 2003 and that the stockholders of the Company approved each proposal described in the proxy statement for the meeting; (ii) that on July 22, 2003 Randall R. Lay was appointed as our Chief Executive Officer and as a Class II Director, and that Brian Coderre was appointed as our Chief Financial Officer; (iii) that on July 21, 2003 Roland Van der Meer resigned from our board of directors and that on July 22, 2003 Kevin Power resigned from of our board of directors; (iv) that on July 23, 2003 we closed a transaction with CityNet Telecommunications, Inc. under a stock purchase agreement (the “Purchase Agreement”); (v) that on July 23, 2003 William J. Elsner and Anthony L. Coelho were elected as Class I Directors, and that Fred Vierra and Anthony S. Daffer were appointed as Class III Directors; and (vi) that pursuant to the terms of the Purchase Agreement we entered into a stockholders agreement with CityNet and certain of our significant stockholders.

On September 22, 2003, we filed with the SEC a report on Form 8-K, which was filed pursuant to Item 5 of Form 8-K and announced that Scott D. Fehlan had resigned as our General Counsel and Secretary, effective September 30, 2003 and that Annette V. Erdmann has resigned as our interim Chief Information Officer, effective September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. (Registrant)

Date: November 14, 2003	By:	/s/ BRIAN CODERRE
Brian Coderre
Chief Financial Officer (Principal Financial and Accounting Officer)