Form 10-K
period 2003-12-31
UNIVERSAL ACCESS GLOBAL HOLDINGS INC
filed 2004-04-14
CIK 1070699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

(312) 660-5000 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Rule 12b-2). Yes   No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2003 was $26,602,573.

The number of shares outstanding of the issuer’s common stock, par value $0.01, as of March 31, 2004 was 11,473,111 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed on or before April 29, 2004 and to be delivered to shareholders in connection with the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
TABLE OF CONTENTS

PART I

Note regarding forward looking statements

This report contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10 K entitled “Factors That May Affect Future Operating Results,” which may cause actual results to differ materially from those discussed in the forward looking statements. The forward looking statements in this Form 10 K are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” and other similar expressions. However, these words are not the only way we identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward looking statements. We undertake no obligation to publicly release the results of any revisions to these forward looking statements that could occur after the filing of this Form 10 K. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, that attempt to advise you of the risks and factors that may affect our business.

ITEM 1. BUSINESS (all amounts expressed in thousands, except shares, per share, and amounts otherwise indicated)

Overview

Universal Access is a communications network integrator. We are a single, independent source of analysis, design, planning and provisioning (installing) of private line telecommunications circuits for U.S. and international telecom carriers, cable companies, system integrators, and government customers. We provide our services almost exclusively in the U.S. “Provisioning” encompasses all of the steps necessary to establish telecommunications services for a particular customer, including the coordination of multiple vendors necessary for the actual installation of circuits.

We commenced operations as an Illinois corporation on October 2, 1997 for the purpose of facilitating the provisioning, installation and servicing of dedicated communications circuits for service providers who buy network capacity and transport suppliers who sell network capacity. In June 1999, Universal Access, Inc. (“UAI”) became a Delaware corporation. In July 2001, we created a new holding company structure by incorporating Universal Access Global Holdings Inc. (“Holdings”), and UAI became a wholly owned subsidiary of Holdings pursuant to a merger consummated in accordance with Section 251(g) of the Delaware General Corporation Law. In the merger, the authorized and outstanding shares of common stock and the authorized preferred share purchase rights of UAI were converted into shares of common stock and preferred share purchase rights of Holdings. Holdings continues the business and operations of UAI. The terms “Universal Access,” “Company,” “we,” “us” and “our,” mean Universal Access Global Holdings Inc. and its consolidated subsidiaries, and prior to our reorganization as a holding company, Universal Access, Inc. and its consolidated subsidiaries. On August 8, 2003, we effected a one-for-twenty reverse stock split. Unless otherwise noted, all share and per share information herein reflects this reverse stock split.

In each year since our inception, we have incurred operating and net losses, and have experienced negative cash flows from operations. Our consolidated financial statements have been prepared assuming we will continue as a going concern. However, we continue to have negative operating cash flows, and we may not have access to additional capital at this time. We are attempting to raise additional capital or seek a strategic alliance or merger to meet our short-term and long-term liquidity needs, but have not completed any transactions. These conditions raise substantial doubt about our ability to continue as a going concern.

Our services include the work of designing and provisioning end-to-end circuits and managing these circuits and related vendor relationships with network service providers within a fragmented network services market. Our solutions seek to provide significant time, effort and cost savings to our customers. Otherwise, we believe our customers would be forced to independently analyze the capacity, availability and pricing of circuit alternatives from multiple vendors and maintain circuits and continue to manage billing and maintenance relationships with multiple vendors. Our service includes providing a single consolidated invoice to our customers.

Our network management service organization provides a single point of contact for 24 hour-a-day, seven-day-a-week network monitoring, maintenance and restoration services across multiple vendor networks. Our organization interfaces with the network management organizations of our transport suppliers, which enables us to identify and isolate circuit outages and facilitate their restoration across all segments of a circuit. Without these network management services, our customers might have to communicate with multiple vendors to determine the source of a circuit outage and to restore the circuits.

As an independent intermediary, we gather significant network information from multiple transport suppliers and market resources. This information is contained in our Universal Information Exchange®, or UIX®, database. The UIX contains information related to the demand, pricing, geography, and process requirements related to provisioning network components throughout the United States. As of December 31, 2003, the UIX contained over 145 million physical U.S. telecom locations from United States and international carriers. Data is collected from over 400 unique resources, including 120 competitive carrier entities. Overall, the UIX contains data that permits us to develop circuit and service solutions for our communications customers through a variety of media, and is the foundation for the various new information products and services we provide to our customers.

Our Universal Transport Exchange®, or UTX®, facilities are sites that support our business by interconnecting multiple network service providers. In 2002 and 2003, we evaluated the cash flows and benefits of the UTX facilities and determined that some sites were unlikely to produce a marginal benefit to our business. These sites are now classified as other business properties instead of UTX facilities. Furthermore, we decided not to pay the monthly lease payments to the landlords of certain of these sites. We have tested and impaired our UTX sites in 2002 and 2003 in compliance with SFAS No. 144, which is explained in detail in Note 11 to the Consolidated Financial Statements contained in this report.

Industry Background and Market Opportunity

Many businesses depend on access to extensive, reliable high-speed network connectivity. While projected growth rates for voice and data traffic have moderated and overcapacity in certain sectors has led to severe pricing pressure, we believe that the global market for high-speed data connectivity remains substantial. Fueling this demand is the increasing reliance by businesses and governments on data-intensive applications such as remote computing, electronic commerce, video streaming, application hosting and electronic mail.

This demand for network services, coupled with global telecommunications deregulation, has resulted in the market for communications network services becoming more complex, fragmented and inefficient. No single telecommunication service provider owns, or has the time, capital or resources to construct a complete and comprehensive network to service all conceivable users. Therefore, to provide end-to-end connections to their customers, service providers must interconnect their networks with and purchase services from other service providers. Limited and often inaccurate information exists regarding the capacity, pricing, availability and location of network assets required to achieve end-to-end connections. In addition, because service providers often compete with one another, they may have little incentive to share network information or interconnect their networks. These characteristics of the telecommunication industry have been further aggravated by recent industry and capital market conditions, which have limited service providers’ access to capital to extend their networks. Uncertainties related to bankruptcies and other restructurings have further increased the importance of maintaining interconnections with multiple service providers.

With the telecom infrastructure information contained in our UIX and expertise gathered over years of connecting disparate networks and interconnection hubs, we believe that we are able to provide an efficient network solution and deliver value to our customers.

Our Strategy

Our objective is to provide our customers with network connectivity solutions and information that help them service end-users beyond their own network presence. This includes finding, designing and installing the physical network connections they need. In addition, we provide our customers with other network infrastructure solutions such as interconnection, or “collocation” services, pricing data and software tools, and network optimization, redundancy/diversity and vulnerability planning.

We execute our strategy of being a single source for network integration by using the telecom infrastructure information contained in the Universal Information Exchange database. The UIX contains information on the availability, location, and prices for thousands of data and voice circuit connections, and covers 145 million physical U.S. telecom locations collected from more than 400 carriers and other sources. To achieve our objectives, we are pursuing  the following main strategies:

•       Penetration of New and Existing Vertical Market Segments—To grow our revenue base, we have diversified and expanded the vertical markets within which we operate. Although U.S. based telecommunications carriers continue to represent an important customer segment, we have increased our marketing efforts to other segments, such as cable companies, foreign carriers servicing customers with locations in the U.S., local exchange carriers , systems integrators and government entities. We will continue to attempt greater penetration of our existing base of customers, including U.S. based long distance carriers.

•       Additional Products and Services—We have developed additional solutions for our customers. Such services include outsourced provisioning, billing and audit services, as well as consulting on network planning and optimization. Customer facing applications include our newly developed line of information products, comprised of UAMap and UAData. UAMap is a web-enabled network mapping and analysis tool. UAData consists of four distinct sets of network infrastructure information—U.S. Fiber Routes, Fiber Serviced Buildings, CAP/CLEC Buildings, and Carrier Name Cross-References. These new products are based upon information contained in our UIX database. The revenues generated from these two products in 2003 were immaterial.

•       Continue building the functionality, capabilities and value of our UIX database—The UIX, coupled with our methods and procedures for manipulating and analyzing the information contained within it, gives us the ability to provide certain services. We continue to devote resources to updating and enhancing the UIX database and developing both customer facing and internal applications connected with the UIX.

Universal Access Products and Services

Universal Access provides the following products, integrated into four primary categories:

•       Network Transport: In order to reach locations not served by their own networks, service providers and their end-user customers purchase “off-net” private line circuits. We are a source for these “off-net” private lines, data and voice, and provide our customers with an integrated and customized solution for their off-network needs. By leveraging the information stored in our UIX database, carrier relationships, software tools and other capabilities, we seek to be a single vendor source for all of a customer’s off-net circuit needs. This includes providing a single consolidated invoice to our customers.

•       Interconnection Services: We provide interconnection services that enable our customers to physically interconnect the disparate and fragmented facilities of multiple local and long-haul providers. Interconnection services include providing the physical location and supporting facilities and capabilities that enable carriers to place their equipment in a common location so that their networks can be linked together. Such services also include providing the infrastructure and housing for equipment, referred to within the industry as “racks and cages”, as well as sources of both AC and DC electrical power. Beyond the physical facilities, we also provide personnel to manage and perform the actual linking of circuits between carriers (cross connects) as well as the management of services such as network redundancy and circuit grouping (multiplexing).

Our interconnection services also include a new product called UALink, which is a single solution for access to thousands of circuit connections, multiple interconnection points, and/or customer buildings. We have launched UALink to provide high-speed connections between three major telecom cities—Los Angeles, New York, and Miami.

•       Network Infrastructure Consulting: We provide the following consulting services:

•       Network inventory audits, analysis and mapping—analyzing a customers’ on-net and off-net networks;

•       Network cost optimization—analyzing a customers’ existing off-network costs and attempting to identify more cost-effective and efficient alternative solutions.

•       Network vulnerability & threat assessment—where we analyzing the potential physical vulnerabilities of a customers’ network, and providing alternative network solutions.

•       Information Services and Software: We provide the following information services and software:

•       UA·LATTIS: Carriers and network service providers use LATTIS (Local Area Transport Tariff Information System) pricing information in their sales, provisioning, network design, engineering, billing and finance functions.

•       UA·Map: A web-based network research and mapping application that contains valuable information from the UIX, including U.S. fiber routes, Fiber Serviced Buildings, CAP/CLEC Buildings, and U.S. Wire Center Boundaries.

•       UA·Data: Specific packaged data sets that can be provided individually and in multiple database formats, and containing U.S. Fiber Routes, Fiber Serviced Buildings, CAP/CLEC Buildings and Carrier Name Cross-References.

In addition to these information and software products, we have provided customers with a pricing and quoting software tool called QuickQuote. The tool is web-enabled, configured and customized to each customers’ specific needs, and provides customers with their own (internal) network pricing and quoting capability.

Finally, we continue to provide our customers with the WebQuote tool, which is accessible via a link on our website. WebQuote is an online quoting and ordering system. Our customers log-on to our secure site, enter pertinent information (e.g. bandwidth needed, A and Z connection locations, diversity requirements) which is then fed through our UIX database and related applications and manual systems to design, price and provide the customer a network solution. The customer receives a quote via e-mail, and can then place an order directly through the WebQuote system. We do not currently charge for WebQuote.

Sales and Marketing

Our sales and marketing efforts are focused on achieving market penetration and acquiring customers within our key vertical market segments. Our efforts target telecommunications service providers, cable companies, federal, state, and local government agencies, foreign carriers servicing customers in the U.S., regional carriers selling services beyond their home region, and system integrators.

Our marketing and communications efforts focus on:

•       Establishing our reputation and brand with our customers and broader marketplace;

•       Quantifying and developing strategies to address various market opportunities and customer segments;

•       Providing direct support to our commercial, government and information products sales teams; and

•       Developing and launching new products and services.

Customers

As of December 31, 2003, our customers include telecommunication services providers, cable companies, foreign carriers, system integrators and government entities. In 2003, BCE Nexxia, UUNet Technologies (a subsidiary of MCI), America Online and Teleglobe accounted for approximately 14%, 9%, 8% and 7% of revenues, respectively. In 2002, UUNet Technologies accounted for approximately 22%, while Metromedia Fibernet (MFN), Wam!Net, BCE Nexxia, and Teleglobe represented approximately 9%, 8%, 8%, and 7% of revenues, respectively. In 2001, UUNet, MFN and BCE Nexxia accounted for approximately 33%, 12%, and 11% of revenues, respectively. Our composite mix of significant customers may change significantly since these customers may increase or decrease their purchases from us.

As of December 31, 2003, our client contracts generally provide for terms ranging from 12 to 60 months. In 2003, the weighted average original length of a new contract was 12 months. Our customers may terminate their contracts at any time, subject in certain instances to payments of additional charges. We bill for circuit charges monthly in advance, and we recognize circuit revenues in the month that we provide the service.

Vendors

From time to time we enter into long-term contracts, commonly referred to as “master service agreements,” or “master carrier agreements,” with communications transport suppliers for the supply and installation of network capacity under terms and conditions that may vary from their normally priced offerings. Under a master carrier agreement, each circuit provided by a transport supplier has its own term, generally ranging from 12 to 60 months, and is governed by the terms and conditions set forth in the master carrier agreement. If we terminate a contract with a transport supplier with respect to a particular circuit, we are generally liable for termination charges that can be an amount up to the entire amount payable over the remaining term of the contract for that circuit.

To date, cost of circuit access has primarily consisted of amounts paid to transport suppliers for circuits. We have negotiated volume discounts and network route specific discounts under contracts with many of our suppliers. These contracts generally have terms ranging from three to ten years and often include minimum purchase commitments that begin anywhere from six to twelve months after we enter into the contract. At December 31, 2003, these minimum purchase commitments totaled approximately $1.8 million per month. Our aggregate actual purchases under these contracts, which averaged approximately $1.6 million per month in  2003, have fallen below these minimum purchase commitments. When our actual purchases fall short of contractual commitments, instead of paying the resulting shortfall, we seek to negotiate alternate arrangements with these suppliers. If these negotiations are unsuccessful, we may be left with a shortfall that we are required to pay. If we are required to pay a shortfall, it would affect our operating margins. Management believes we are adequately reserved for any commitment shortfalls.

Competition

The market for the services we provide is highly fragmented. We believe that at this time no single competitor competes directly with us with respect to all of the services we offer. However, we currently or potentially compete with a variety of companies in individual lines of business or products.

As is typical in the industry, our customers may also be our suppliers for other customers, when we use their facilities to provide services to others. Customers may also be suppliers for our competitors through their own wholesale operations as well as with their own in-house provisioning groups. While we have no direct competition through companies with similar business models and methodologies, we effectively compete against numerous companies engaged in circuit provisioning, carrier interconnection, collocation services, network management and information services.

Despite existing barriers to entry in the market for our services, we expect to face additional competition from existing and new global entrants in the future.

Because many potential participants in our markets have significant resources, we might not have the resources or expertise necessary to compete successfully in the future. For additional information on the competitive risks that we face, you should read the section entitled “Factors That May Affect Future Operating Results”. Competition in our industry is intense and growing, and we may be unable to compete effectively.

Intellectual Property Rights

We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect proprietary rights in our intellectual property. We have no patented technology that would preclude or inhibit competitors from entering our market. We have applied for registration of certain of our service marks in the United States and in other countries, and have obtained registrations for certain of our service marks in the United States, the European Union, Australia, Indonesia, Korea, Mexico, Thailand, Switzerland, New Zealand, Taiwan, and Singapore. Even if additional registrations are granted, we may be limited in the scope of services for which we may exclusively use our service marks. We enter into confidentiality agreements with our employees, consultants and partners, and we control access to, and distribution of, our proprietary information. Our intellectual property may be misappropriated or a third party may independently develop similar intellectual property. Moreover, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Unauthorized use of any of our proprietary information could seriously harm our business.

Government Regulation

We offer communications services that are subject to regulation by federal, state and local government agencies. Most data and Internet services are not subject to regulation, although some communications services used for access to the Internet are regulated. We have obtained required federal and state regulatory authorizations for our regulated service offerings.

The Federal Communications Commission (the “FCC”) exercises jurisdiction over our facilities and services to the extent those facilities are used to provide, originate or terminate interstate domestic or international telecommunications services. State regulatory commissions will have jurisdiction over our services to the extent they are used to originate or terminate intrastate common carrier communications.

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

Federal Regulation

The FCC regulates us as a non-dominant communications carrier. The FCC’s generally applicable regulations permit us to provide domestic interstate telecommunications services without any further authorization. While our international business is currently extremely limited, we also have received authority from the FCC to provide international services between the United States and foreign countries. Our interstate and international services are not subject to significant federal regulation, although we are required to make available to the public schedules of our prices, terms, and conditions for these telecommunications services, and to pay regulatory fees and assessments based on our interstate and international telecommunications revenues. We are also required to comply with various other FCC regulations regarding billing, protection of confidential customer information, retention of records, and other matters. The FCC has the authority to adjudicate complaints regarding our interstate and international rates, terms, and conditions and services, and may condition, modify, cancel, terminate or revoke our licenses and authorizations for failure to comply with federal laws or the rules, regulations and policies of the FCC. The FCC may also impose fines or other penalties for violations. The FCC also requires prior approval of transfers of control and transfers of certain assets (including customer accounts) by any regulated company to any other person. While we believe we are in compliance with applicable laws and regulations, we cannot assure you that the FCC or third parties will not raise issues with regard to our compliance.

Local Competition Rules

Our ability to obtain access to local loop facilities and services from local telephone companies, and the terms of such access, are regulated by the FCC under the Telecommunications Act of 1996. This Act preempts state and local laws to the extent that they prevent competitive entry into the provision of any telecommunications service and gives the FCC jurisdiction over important issues related to local competition. Our rights under this Act are important because, in many cases, no vendor other than the local telephone company has local access facilities available to serve our prospective customers’ premises.

Incumbent local exchange carriers, or ILECs, such as the local exchange operations of SBC, Verizon, Bell South, Qwest and Sprint, are required to negotiate in good faith with us, and other competing carriers on rates, terms and conditions for interconnection, access to unbundled elements, resale, and other duties imposed by the Telecommunications Act of 1996. The Telecommunications Act provides procedures and timetables for negotiation, arbitration and approval of interconnection agreements. Arbitration decisions involving interconnection arrangements in several states between various ILEC’s and third parties have been challenged and appealed to Federal courts. Where we seek to negotiate and enter into interconnection agreements, we may experience delays in the consummation and implementation of those agreements, which could make it difficult for us to provision local loop facilities.

The duties imposed on ILECs by the Telecommunications Act of 1996 include the following:

Interconnection.   ILECs are required to provide interconnection for competing local telecommunications carriers at any technically feasible point, on rates, terms and conditions that are just, reasonable and nondiscriminatory.

Access to Unbundled Elements.   ILECs are required to provide competing telecommunications carriers access to network elements on an unbundled basis at any technically feasible point, on rates, terms, and conditions that are just, reasonable, and nondiscriminatory. Among other things, the FCC rules provide that local loops and dedicated transport, including dark fiber, or fiber-optic lines deployed by telephone companies in anticipation of future use, are among the network elements that ILECs must provide on an unbundled basis. In February 2003, the FCC announced that it will adopt significant changes to its unbundled element access rules, including eliminating the requirement to unbundle certain elements (including OC-n level digital loops and transport services), and allowing state public utility commissions to restrict unbundling of other elements (including DS-1 and DS-3 loops and transport services) if the ILEC can demonstrate that competitors will not be impaired without access to those elements. The FCC’s rules have not been fully implemented, so we are unable to analyze fully the effects of these changes on our business. Further, certain of the new FCC rules are the subject of court challenges, so the full effect of the rules will remain uncertain for some time. Changes in the availability of network elements may increase our costs substantially for certain services, and may affect our ability to offer new services.

Collocation.   ILECs are required to provide physical collocation of equipment necessary for interconnection or access to unbundled network elements at the ILEC’s premises, except that the ILEC may offer alternative arrangements if it demonstrates to the state regulatory commission that physical collocation is not practical for technical reasons, or because of space limitations. The FCC has adopted measures designed to facilitate a competitor’s ability to access ILEC collocation space, including a requirement that ILECs permit collocation without construction of a “cage” to enclose the competitor’s equipment, and a requirement that competitors be able to locate all equipment necessary for interconnection, among other things. These FCC rules are subject to reconsideration and possible court appeals, and may be subject to other change in the future.

Transport and Termination Charges.   ILECs and competitive local exchange carriers, or CLECs, must enter into reciprocal arrangements for transport and termination of local telephone calls.

Pricing Methodologies.   State commissions are required to set arbitrated rates for interconnection, unbundled network elements, and transport and termination arrangements for local calls based on the ILECs forward-looking economic costs, using the total element long run incremental cost, or TELRIC, methodology, plus a reasonable share of forward-looking joint and common costs. In 2002, the U.S. Supreme Court upheld the FCC’s authority to adopt the TELRIC pricing methodology, and rejected ILEC challenges to these pricing rules. These FCC rules are subject to reconsideration and possible court appeals, and may be subject to change in the future. Depending on the outcome of any FCC review, future prices for access to ILEC networks may be higher than at present.

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

The Telecommunications Act of 1996 also eliminates previous prohibitions on the provision of long-distance services by the regional Bell operating companies and GTE’s telephone operating company subsidiaries once they comply with certain requirements. More specifically, the Act provides that these companies are allowed to provide long-distance service within the states in which they also provide local exchange service, known as “in-region service,” once they receive specific approval of the FCC on a state-by-state basis, based on satisfying several conditions, including a checklist of requirements intended to open local telephone markets to competition. Over the past three years, Bell companies have been authorized by the FCC to provide in-region service in the majority of states.

ILEC Pricing Flexibility

In an order issued in August 1999, the FCC granted the major local exchange carriers increased pricing flexibility upon demonstration of increased competition (or potential competition) in relevant markets. Since that order, most of the larger ILECs have obtained FCC permission to exercise pricing flexibility for certain interstate access services under the new rules. The rules give ILECs progressively greater flexibility in setting rates as competition develops, gradually replacing regulation with competition as the primary means of setting prices. The ILECs are now permitted to charge different rates for the same service in different geographic markets, and in some cases to negotiate client-specific price terms. So far, the ILECs have only made limited use of the available pricing flexibility, but over time this flexibility is likely to have a significant impact on the interstate access prices charged by the ILECs with which we compete, and hence on our operations, expenses, pricing and revenue. The ILEC’s prices for these services will affect us both directly, as a customer buying services from the ILECs for resale to our client, and indirectly, as a competitor.

Universal Service Reform

The Telecommunications Act directs the FCC, in cooperation with state regulators, to establish a universal service fund in order to provide subsidies to carriers that provide service to individuals that live in rural, insular or high-cost areas. A portion of carriers’ contributions to such fund will also be used to provide telecommunications-related facilities for schools, libraries and certain rural health care providers. The FCC implemented this requirement by adopting rules in June 1997 that require all telecommunications carriers to contribute to the universal service fund based upon their international and domestic interstate end-user telecommunications service revenues. Contribution factors vary quarterly and carriers, including us, are billed monthly. The FCC’s implementation of universal service requirements remains subject to judicial and additional FCC review. Changes to the universal service regime could increase our costs and could have an adverse affect on us.

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

We have been granted authority to provide resold and/or network-based competitive local exchange and/or inter-exchange services in all of the states in which our UTX facilities are located, and in many other states. We cannot be sure that we will receive the authorizations we may seek in the future.

Local Government Authorizations

To date, we have not constructed or acquired physical transmission facilities (such as fiber-optic lines) in public rights-of-way, other than the fiber optic rings in Albuquerque, New Mexico, and Indianapolis, Indiana. For more information regarding the transaction in which we acquired these rings from CityNet Telecommunications, Inc. (“CityNet”), please see “Liquidity and Capital Resources”. If we do construct other new facilities or acquire additional existing facilities from other parties in the future we may become subject to more extensive local government regulations. In some municipalities, we may be required to pay license or franchise fees based on a percentage of gross revenue, as well as post performance bonds or letters of credit. In many markets, the incumbent providers do not pay these franchise fees or pay fees that are substantially less than those that we will would be required to pay. To the extent that competitors do not pay the same level of fees as we do, we could be at a competitive disadvantage.

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

In addition, the efforts of the World Trade Organization Agreement, which may attempt to eliminate government-owned telecommunications monopolies throughout Asia, Europe and Latin America, may affect us. Although we believe that these or other deregulation efforts will create opportunities for new entrants in the telecommunications service industry, they also create enhanced opportunities for foreign telecommunications carriers to compete against us.

Employees

As of December 31, 2003, we had 111 full-time employees, none of whom was represented by a labor union. Our future performance depends, in significant part, upon the continued service of our key technical, sales and senior management personnel. All of our executive officers are subject to employment agreements for specific terms. For additional information on these employment agreements, please see “Directors and Executive Officers of the Registrant.” The loss of the services of one or more of our key employees could have a material adverse effect on our business, financial condition and results of operations. To date, we have not experienced any work stoppages, and we consider our relations with our employees to be good.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In addition to the factors discussed elsewhere in this Form 10-K and our other reports filed with the SEC, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of us.

We may not have sufficient cash to satisfy our liquidity needs. Consequently, our independent auditor has expressed substantial doubt in our ability to continue as a going concern.

Although we are currently able to pay our debts as they become due, we may not have sufficient cash to satisfy our liquidity needs for the upcoming twelve months. As a result of our financial condition, our independent auditor has included an explanatory paragraph in its report on our financial statements for the period ended December 31, 2003, with respect to our ability to continue as a going concern. This means that the auditor questions whether we can continue in business. Investors in our securities should carefully review the report prepared by our auditor. Our ability to continue in the normal course of business is dependent upon the success of our future operations and/or our access to additional capital. We are actively soliciting possible investors and strategic partners, however, there can be no assurance we will raise additional capital or improve our operating results. Uncertainties as to these matters raised substantial doubt about our ability to continue as a going concern at the date of our auditor’s report. If we are unable to access additional capital or improve operationally, we may not be able to continue our operations and may be forced to seek bankruptcy protection. Furthermore, if we are required to sell equity to obtain additional capital, our shareholders could experience significant dilution; alternatively, if we obtain debt financing, our liabilities and future cash commitments will increase. There can be no assurance that we will be successful in our efforts to obtain additional capital and, therefore, that we will be able to continue our operations in the normal course.

Our independent auditor’s report regarding our ability to continue as a going concern could have a material adverse effect on our business, financial condition, and trading price of our common stock.

The issuance by our independent auditor of its report concerning our ability to continue as a going concern could have a material adverse effect on our business, financial condition and stock price. For example, among other things, as a result of concerns regarding our financial viability, prospective and existing customers may not desire to entrust us with their network capacity requirements; thus making it difficult for us to increase or maintain our revenues. Additionally, our carrier suppliers may demand security deposits or accelerated payment terms as a condition to providing services to us; thus increasing our costs of operations. If any of these events or similar events occurs, it may have a material adverse effect on our business, financial condition and trading price of our common stock. For a more detailed discussion of these risks, see the risk factors below.

If our financial condition continues to deteriorate, our carrier suppliers may demand security deposits or accelerated payment terms.

Certain of our carrier suppliers might claim the right to demand a security deposit or accelerated payment terms from us due to our financial condition. Our carrier suppliers may further seek to bill us for purported failure to meet purchase commitments or purported under billings or other billings notwithstanding factual or legal disputes regarding any such purported failure. If we are required to pay any of these amounts, our cash resources could be materially diminished. Alternatively, if we do not make these payments, carrier suppliers may be unwilling to continue to do business with us. Some of these failures may be claimed by incumbent local exchange carriers, which historically have been reluctant to engage in negotiations on such matters and if they do engage in negotiations, often refuse to significantly reduce the amounts they claim we owe. Such disputes may also affect the willingness of suppliers to provide us with capacity or other services, which would reduce our operating flexibility and ability to deliver services to existing or potential customers. If the supplier in any such dispute enters a bankruptcy or similar proceeding, our business relationship with the supplier could be disrupted, which would impair our ability to negotiate. As of December 31, 2003, we had $17.7 million in open billing disputes with carriers.

We have incurred substantial losses since our inception, and if we fail to generate significantly higher revenues and reduce our costs, we will be unable to achieve and maintain profitability and may be unable to continue our operations.

We have incurred significant losses since inception and expect to continue to incur losses in the future. As of December 31, 2003, we had an accumulated deficit of $295 million. Our revenues have decreased to $70.3 million in 2003 from $101.2 million in 2002. We cannot be certain that we will be successful in reducing our costs, that we will be able to significantly increase our revenues, or that we will achieve sufficient revenues in order to become profitable. We expect to continue to incur expenses in order to:

•       Develop and sell new service offerings, such as software or information based products;

•       Expand sales and marketing channels, including our government markets group;

•       Enhance our UIX database and develop other intellectual property; and

•       Operating our UTX facilities.

As a result, we will need to generate significantly higher revenues to achieve and maintain profitability. If we fail to significantly reduce our costs or to generate significantly higher revenues, we will continue to incur operating losses and net losses and may be unable to continue our operations.

In an effort to reduce our operating expenses, we have chosen not to pay certain landlords and seek agreements to terminate leases with those landlords.

Although we are currently able to pay our debts as they become due, in an effort to reduce our operating expenses, we have chosen not to pay certain landlords and seek agreements to terminate leases with these landlords. One of these landlords has filed suit against us seeking to evict us from the facility and requiring us to pay unpaid amounts. If we are unsuccessful in negotiating lease termination agreements, other landlords may also file lawsuits against us seeking to evict us, terminate the lease, or require payment of amounts due under all or a portion of the remainder of the term of the lease. If we are unable to reach agreements to terminate these leases, or the landlords file lawsuits against us, we may be required to file for protection under bankruptcy law. If a landlord terminates a lease for non-payment or we are evicted from our facilities, it may adversely affect our operations, limit our ability to increase our revenues, and increase our cost of operating.

Our business has been unprofitable, and we may be unable to profitably manage and market our services to customers.

Our business has been unprofitable. To be successful, we must convince prospective customers to entrust their network capacity requirements to us. Due to our financial condition, it may be difficult for us to obtain this trust from prospective customers. If customers do not widely accept our services, our client base and revenues will not increase. Our ability to expand our client base and, therefore, to increase our revenues may be limited by the following factors:

•       Our perceived financial viability, including with respect to our independent auditor’s report for the period ending December 31, 2003;

•       The speed, reliability and cost effectiveness of our services;

•       The willingness of customers to outsource the obtaining of circuits;

•       The financial viability of customers and prospective customers;

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

In an effort to increase our revenues, we may invest significant resources to develop and sell new service offerings, such as software or information based products, and to expand marketing channels, including our government markets group. These initiatives may require significant expenditures, which would reduce resources available to maintain and develop our traditional lines of business. Whether new service offerings or expanded marketing efforts succeed depends on factors we control, such as coordinating our internal financial, engineering, marketing, information technology and sales personnel, and on factors we cannot control, including whether customers will pay for these offerings and whether our vendors will provide the goods and services we need. There can be no assurance we will be successful in these efforts. If we do not successfully develop and sell new service offerings and expand marketing channels, we may not increase our revenues and could incur substantial losses that would harm our existing business.

Industry conditions and further deterioration in credit quality may affect our customers’ ability to pay their obligations to us in a timely manner or at all and may affect the ability of our carrier suppliers to provide reliable service.

We operate in a highly concentrated, high-risk market that has experienced a general deterioration of credit quality. Credit-quality concerns, which have historically affected smaller network service providers and subsequently smaller telecommunications providers, have more recently impacted, and continue to impact, larger telecommunications providers and carriers. Several of our significant customers have filed for reorganization or liquidation under the bankruptcy laws. As a result of the decline in credit quality and these bankruptcies, some of our customers may have inadequate financial resources to meet all of their obligations and may seek to reject or renegotiate their purchase agreements with us. If either significant customers or a significant number of smaller customers are unable to meet their obligations to us, reject their contracts or renegotiate their contracts, we may not be able to recognize future revenues and we may also incur additional bad debt expenses and experience reduced opportunities for growth. If a customer fails to pay us, we may remain obligated to third parties for the cost of circuits previously provided to the customer. Certain current or former customers who are bankrupt have filed and additional customers might file preference actions to try to recover amounts that they previously paid us. These events would harm our cash flow, results of operations and financial condition, as would future deterioration in market conditions in our industry or in the creditworthiness of our significant customers or a significant number of smaller customers.

In addition, some of our carrier suppliers may have inadequate financial resources to provide reliable service or to meet their other obligations to us. If a carrier supplier is unable to meet its obligations to us, we could be required to purchase replacement services on less favorable terms or experience disruptions in service, which could impair our ability to retain or attract customers. Disruptions in service could require us to issue outage credits to our customers or incur other liabilities, which would reduce our revenue and gross margins.

Our common stock may be de-listed from the Nasdaq Small Cap Market, which would reduce the liquidity in the market for our common stock and make capital raising and other transactions more difficult.

In 2002, we moved from the  Nasdaq National Market System to the NASDAQ Small Cap Market. As a result, future capital raising activities and acquisitions may be more difficult due to increased state securities laws compliance obligations. The Nasdaq Small Cap Market requires a minimum bid price of $1.00 for continued listing. On June 3, 2003, we received a Nasdaq Staff Determination indicating that we had failed to comply with the $1.00 per share minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4) and that our securities were, therefore, subject to delisting from the Nasdaq SmallCap Market. On July 21, 2003, our stockholders approved a reverse stock split in an effort to increase our stock price. On July 24, 2003, we had a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. On August 11, 2003, our stock began trading on a post split basis. On August 22, 2003, the Panel granted our request for continued listing. However, in the future, there can be no assurance that the market price per share of our common stock will remain above $1.00 per share or that we will be able to meet Nasdaq’s other requirements for continued listing.

If we fail to meet the minimum requirements for Nasdaq listing in the future and we are de-listed from the Nasdaq Small Cap Market, our common stock would trade, if it traded at all, in the over-the-counter market, which most investors view as a less desirable, less liquid marketplace. Among other things, this would place increased regulatory burden upon brokers, making them less likely to make a market in our stock. Loss of our Nasdaq Small Cap Market status would likely make it more difficult for us to raise capital in the future. If we lose our Nasdaq Small Cap Market status, stockholders may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our common stock thereby reducing the liquidity of our stock, making it difficult for a stockholder to buy or sell our stock at competitive market prices, or at all. In addition, we may lose support from institutional investors, brokerage firms and market makers that may currently buy and may sell our stock and provide information to investors about us. Delisting could also cause the price of our stock to decrease further.

If we fail to manage our cost reduction efforts and future expansion effectively, our ability to operate and to increase our services and customer base could suffer.

Our ability to successfully offer our services and implement our business plan in a rapidly evolving market requires effective planning and management of our operations, including our workforce. At December 31, 1997, we had five employees. By the first quarter 2001, we had over 400 full-time employees. Since that time, we have reduced our headcount to approximately 111 full-time employees as of March 12, 2004. These periods of growth and headcount reductions and potential growth in future operations will continue to place a significant strain on our management systems and resources. We cannot be sure that our reduced workforce will be sufficient for us to identify and take advantage of market opportunities and manage multiple relationships with various customers, suppliers and other third parties. If our operations and headcount grow in the future, we expect that we will need to improve our financial and managerial controls, reporting systems and procedures, and expand, train and manage our workforce, and we cannot be sure that will be able to manage this potential expansion effectively.

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

Our results have been affected by bankruptcies of our suppliers and customers, credit problems in the telecommunications industry and circuit disconnections. These industry conditions make it difficult for us to accurately predict trends in our business. Accordingly, we are subject to all of the risks that are associated with companies in such an industry, including:

•       Undercapitalization;

•       Cash shortages;

•       Controlling our expenses and cash expenditures;

•       The new and unproven nature of the market for some of our services;

•       The need to make significant expenditures and incur significant expenses as we develop our business, infrastructure and operations;

•       The lack of sufficient customers and revenues to sustain our operations and growth without additional financing;

•       Difficulties in managing growth; and

•       Limited experience in providing some of the services that we offer or plan to offer.

For example, from time to time we enter into long-term agreements with communications transport suppliers for the supply and installation of communications network capacity. These agreements may generally provide for minimum revenue commitments from us, which we must negotiate based on forecasts of our future network capacity requirements. At December 31, 2003, these minimum purchase commitments totaled approximately $1.8 million per month. If we fail to forecast our network capacity requirements accurately or fail to accurately forecast other aspects of our business, it will be difficult for us to meet these minimum purchase commitments or to become profitable. In addition, it may be difficult for us to meet these minimum purchase commitments if our customers refuse to use capacity provided by a supplier that has filed for bankruptcy protection or is otherwise financially distressed.

Recent legal proceedings may adversely affect our results and financial position.

We are party to several legal proceedings, including two securities class action lawsuits that are pending against us. Management believes that these lawsuits are without merit, and we intend to defend these actions vigorously unless a settlement is reached. Because of the complexity of certain of the transactions underlying these lawsuits, as well as the inherent uncertainty of litigation, however, it is possible that the outcome of one or more of these cases may be adverse to us. In addition, the resources required to defend these cases, including the management time and attention required to adequately defend our position, and the costs of potential settlements, or any judgment award may adversely affect our results of operations and financial position.

If we have difficulties or delays in delivering circuits to our customers, our ability to generate revenue will suffer and we may lose existing and potential new customers.

It typically takes 30 to 90 days to supply a circuit for a client, and we do not begin to recognize revenue until a circuit has been installed and accepted by the customer. Once we agree to facilitate the supply of a circuit for a client, we negotiate with one or more transport suppliers and manage the personnel and field technicians of multiple vendors. A client can withdraw its order with minimal liability at any time before accepting the circuit. We may experience difficulties in facilitating the supply of circuits if our transport suppliers run out of capacity, which would force us to look for alternative sources of capacity on short notice. In addition, credit concerns, billing or other disputes with our suppliers may adversely affect their willingness to provide capacity in a timely manner. If we are unable to facilitate the supply of a circuit in a timely manner or fail to obtain client acceptance of the circuit, we would be unable to recognize revenues for that circuit and may incur financial liability to our supplier for that circuit, and our operating results would be adversely affected. Furthermore, because our customers may cancel orders at any time before accepting the circuit, we may find it difficult to forecast revenue and plan our expenses accordingly.

Our ability to implement and maintain our UIX database is a critical business requirement, and if we cannot maintain precise data, we might be unable to cost-effectively facilitate obtaining circuits for our customers.

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

If we cannot successfully operate our network operations center, we will be unable to provide monitoring, maintenance and restoration services to our customers.

One of our primary business objectives is to provide our customers with network monitoring, maintenance and restoration services 24 hours a day, seven days a week through a network operations center. While we currently operate our own network operations facility, our experience in this regard is limited both by the amount of time we have been in business and our providing this service on our own as well as by the technical limitations of managing circuits and services on the networks of other providers. As a consequence, we cannot be sure that our efforts to provide these services will be successful. Our ability to operate a network operations center will depend on many factors, including our ability to train, manage and retain employees. If we fail to successfully operate a network operations center, we may not be able to monitor network operations effectively or troubleshoot circuits in a cost-effective manner, which would cause us to lose customers and make it difficult for us to attract new customers.

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

•       Competitive access providers and local exchange carriers, such as AT&T, ICG Communications, MCI, XO Communications and FiberNet; and

•       Incumbent local exchange carriers, such as Verizon, BellSouth and SBC Communications.

Our industry is expected to consolidate, which would increase the size and scope of our competitors. Competitors could benefit from assets acquired from distressed carriers or strategic alliances in the telecommunications industry. New entrants could enter the market with a business model similar to ours. Our target markets may support only a limited number of competitors. Operations in such markets with multiple competitive providers may be unprofitable for one or more of such providers. Prices in both the long-distance business and the data transmission business have declined significantly in recent years and are expected to continue to decline. In particular, companies that have reduced their debt or other obligations through bankruptcy or other restructurings may have significantly lower cost structures that allow them to offer services at significantly reduced prices. This downward pressure on prices has caused us to lower our prices and margin percentages to remain competitive. As a result, our gross margin percentages have decreased, making it more difficult for us to achieve profitability.

Moreover, while recent regulatory initiatives allow carriers such as us to interconnect with incumbent local exchange carrier facilities and to obtain unbundled network elements from incumbent local exchange carriers, certain initiatives also provide increased pricing flexibility for, and relaxation of regulatory oversight of, incumbent local exchange carriers. This may allow incumbent local exchange carriers to use revenues generated from non-competitive services to subsidize services that compete with our services, allowing them to offer competitive services at lower prices. Existing laws also restrict the Regional Bell Operating Companies from fully competing with us in the market for interstate and international long-distance telecommunications services, but also permit the FCC to lessen or remove some restrictions. Recently the Bell companies have received FCC permission to offer long-distance services to customers in a number of states, and the FCC is expected to consider several additional requests for this relief in the near future. These FCC decisions under existing law, or future amendments to Federal telecommunications laws permitting the regional Bell operating companies to compete fully with us in this market may result in a reduction to our revenues from these services if these companies are able to attract substantial business from our customers.

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

•       Decisions by existing customers not to renew services on a timely basis when existing client contracts terminate;

•       Decisions by existing customers operating under bankruptcy protection to reject agreements with us or to try to recover from us in preference actions amounts that they previously paid us;

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

In addition, we depend on decisions by our customers to expand their Internet and telecommunications infrastructure, which in turn depend upon the success and expected demand for the services these customers offer.

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

•       Our independent auditor’s report for the period ended December 31, 2003, which indicates that the auditor has substantial doubts about our ability to continue as a going concern;

•       Variations in our operating results;

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

•       Future sales of common stock or other capital raising efforts; and

•       Volume fluctuations in the trading of our common stock, which are particularly common among highly volatile securities of telecommunications and Internet-related companies.

Our facilities and the networks on which we depend may fail, which would interrupt the circuit access and indefeasible rights of use we provide and make it difficult for us to retain and attract customers.

Our customers depend on our ability to provide ongoing dedicated circuit access and indefeasible rights of use (“IRU’s”). The operation of these circuits depends on the networks of third party transport suppliers. The networks of transport suppliers and customers who may use our UTX facilities may be interrupted by failures in or damage to these facilities. Our facilities and the ongoing circuit and IRU access we provide may be interrupted as a result of various events, many of which we cannot control, including fire, human error, earthquakes and other natural disasters, disasters along communications rights-of-way, power loss, telecommunications failures, sabotage or vandalism, or the financial distress or other events adversely affecting our suppliers, such as bankruptcy or liquidation.

We may be subject to legal claims and be liable for losses suffered by customers and carriers for disruptions to circuits or IRU’s or damage to client or carrier equipment or other property resulting from failures at our facilities or on the networks of third party providers. Unless caused by an event excused under our contract, such as a “force majeure” event, we generally provide outage credits to our customers if service disruptions occur. If our service failure rate is high, we may incur significant expenses related to service outage credits, which would reduce our revenues and gross margins. We would also incur significant expenses in investigating and addressing the causes of such service failures, which would divert resources from the maintenance or expansion of our services and cause our business to suffer. In addition, we may lack the resources to investigate and address any such failures in as timely a manner as our customers may expect, which may damage our business relationship with those customers and reduce our ability to obtain future business. Customers may seek to terminate their contracts with us if there is a service failure. In addition, if our service failure rate is high, our reputation could be harmed.

Terrorist attacks and threats or actual war may negatively affect our business, financial condition and results of operations.

Our business is affected by general economic conditions that can decline as a result of numerous factors outside of our control, such as terrorist attacks and acts of war. Terrorist attacks against the United States, as well as events occurring in response to or in connection with them, including future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions affecting our suppliers or our customers, may affect impact our operations. As a result, there could be delays or losses in the delivery of our service, decreased sales of our services and extension of time for payment of accounts receivable from our customers. Strategic targets such as communications networks and the Sears Tower (where our principal business offices are located) may be at greater risk of future terrorist attacks than other targets in the United States. This occurrence could have an adverse affect on our operations. It is possible that any or a combination of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

We depend on several large customers, and the loss of one or more of these customers, or a significant decrease in total revenues from any of these customers, would likely significantly reduce our revenue and income.

Historically, a substantial portion of our revenues has come from a limited number of customers. For example, our three largest customers accounted for approximately 56%, 39%, and 31% of our total revenues in 2001, 2002, and 2003, respectively. Although the percentage of our revenues derived from our three largest customers has declined over the three past years, we continue to have a significant number of contracts with these customers and derive a significant portion of our revenues from these customers. These contracts expire on various dates between now and March 2005. If, through a bankruptcy proceeding or otherwise, we lose one or more large customers, or if one or more of our large customers reduces the services they purchase from us or otherwise renegotiates the terms on which they purchase services from us and we fail to add new customers, our revenues could decline and our results of operations would suffer.

We have assumed indebtedness that could restrict our future operating activities.

In connection with the closing of the Purchase Agreement with CityNet in July 2003, we assumed $2 million in principal amount of a promissory note executed by CityNet and made to Electro Banque. The note is secured by the fiber optic ring located in Albuquerque, New Mexico and related assets, matures in a single installment on December 31, 2007 and does not bear interest until January 1, 2006; thereafter, it bears interest at 8% per annum. The loan documents provide that we will not sell the fiber optic ring unless we make certain payments to Electro Banque. This restriction might prevent us from pursuing potentially advantageous business opportunities. In addition, our ability to repay the indebtedness when due will depend upon our ability to generate sufficient revenue, or to renegotiate or replace a portion of the indebtedness with Electro Banque on terms and conditions favorable to us, if at all. There can be no assurance that we will generate sufficient revenue or be able to renegotiate or replace the indebtedness with Electro Banque on terms and conditions favorable to us. If we are unable to repay or replace the indebtedness when due, Electro Banque will be permitted to exercise its rights under the security agreement securing the indebtedness and take possession of the fiber optic ring located in Albuquerque, New Mexico and the related assets and dispose of such assets to satisfy a portion of the indebtedness.

If we fail to manage our cost reduction efforts and future expansion effectively, our ability to operate and to increase our services and customer base could suffer.

Our ability to successfully offer our services and implement our business plan in a rapidly evolving market requires effective planning and management of our operations, including our workforce. At December 31, 1997, we had five employees. By the first quarter 2001, we had over 400 full-time employees. Since that time, we have reduced our headcount to approximately 111 full-time employees as of March 12, 2004. These periods of growth and headcount reductions and potential growth in future operations will continue to place a significant strain on our management systems and resources. We cannot be sure that our reduced workforce will be sufficient for us to identify and take advantage of market opportunities and manage multiple relationships with various customers, suppliers and other third parties. If our operations and headcount grow in the future, we expect that we will need to improve our financial and managerial controls, reporting systems and procedures, and expand, train and manage our workforce, and we cannot be sure that will be able to manage this potential expansion effectively.

Operating our UTX facilities causes us to incur significant costs and expenses. To date, the market for our UTX services has been unprofitable.

We have incurred significant costs and expenses in developing our UTX facilities, and we continue to incur costs and expenses related to these facilities in connection with: leasing real estate; hiring, training and managing employees; maintaining power and redundancy systems; maintaining multiple communications connections; and depreciation of equipment. To date, the market for our UTX services has been unprofitable and has been developing more slowly than we had expected. We have derived substantially all of our revenues from providing on-going circuit access and have only limited experience providing our UTX services. While management believes that some of our UTX facilities have significant value to our business, we have tested and impaired our UTX sites in 2002 and in 2003 in compliance with SFAS No. 144. If the market for our UTX services does not increase significantly, we will not generate revenues to offset the costs we incur in connection with such facilities, and therefore, we will suffer losses. In addition, we are actively seeking termination agreements with the landlords of certain UTX sites and may seek to terminate additional leases in the future. Please see the above risk factor that describes these efforts.

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

As a regulated company, we may be required to obtain the approval of the FCC and certain state and foreign regulators before engaging in certain types of transactions, including some mergers or acquisitions of other regulated companies, sales of all or substantial portions of our business, issuances of stock, and incurrence of debt obligations. The particular types of transactions that require approval differ in each jurisdiction. If we cannot obtain the required approvals, or if we encounter substantial delays in obtaining them, we may not be able to enter into transactions on favorable terms, if at all, and our flexibility in operating our business will be limited. If our flexibility is limited, we may not be able to optimize our operating results.

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

•       Potential impairment of relationships with employees, suppliers or customers.

We may need to complete these transactions in order to generate revenues, obtain needed capital, and to continue our business strategies. We cannot be sure that we will be able to obtain any required financing for these transactions or that these transactions will occur.

We must continue our marketing and sales initiatives to increase market awareness and sales of our services.

Our services require a sophisticated sales and marketing effort that targets key people within our prospective customers’ organizations. This sales effort requires the efforts of select personnel as well as specialized system and consulting engineers within our organization. Our ability to execute our sales and marketing initiatives depends on many factors, including our ability to train, manage and retain employees. If we are unable to effectively staff our marketing and sales operations, or our marketing efforts are not successful, we may not be able to increase market awareness or sales of our products and services, which may prevent us from achieving and maintaining profitability.

If we do not continue to train, manage and retain our employees, customers may significantly reduce purchases of our services.

Our employees are responsible for providing our customers with technical and operational support, and for identifying and developing opportunities to provide additional services to our existing customers. If we fail to train, manage and retain our employees, we may be limited in our ability to gain more business from existing customers, and we may be unable to obtain or maintain current information regarding our customers’ and suppliers’ communications networks, which could limit our ability to provision future circuits for our customers or sell and/or develop new service offerings.

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

We have no patented technology that would preclude or inhibit competitors from replicating our business. We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our intellectual property. We have applied for registration of certain of our service marks in the United States and in other countries, and have obtained registrations for certain of our service marks in the United States, the European Union, Australia, Korea, Indonesia, Mexico, Thailand, Switzerland, New Zealand, Taiwan, and Singapore. Even if additional registrations are granted, we may be limited in the scope of services for which we may exclusively use our service marks. We enter into confidentiality agreements with our employees, consultants and partners, and we control access to, and distribution of, our proprietary information. Our intellectual property may be misappropriated or a third party may independently develop similar intellectual property. Moreover, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United

States. Unauthorized use of any of our proprietary information could expose us to competition, which would harm our ability to attract new and existing customers and generate revenues.

CityNet owns a majority of our outstanding common stock, which may discourage third party offers to acquire us.

CityNet has significant control over us. CityNet owns approximately 55% of our outstanding common stock on a fully-diluted basis (excluding those options and warrants outstanding at July 23, 2003 having an exercise price above $1.00 per share). In addition, CityNet has designated five of the members of our board of directors, including the chairman. The extent of CityNet’s control over us may have the effect of discouraging third party offers to acquire us.

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

A small number of our current stockholders hold a substantial number of shares of our common stock. Pursuant to the terms of the Stock Purchase Agreement we entered into with CityNet on July 23, 2003, we also concurrently entered into a stockholders agreement with CityNet, ICG Holdings, Inc., ComVentures and two of our former executives. Under this agreement, these stockholders, including CityNet, among other things, have agreed to limitations on their ability to dispose of shares of Common Stock until July 23, 2004, which is twelve months after the closing under the purchase agreement, except as otherwise agreed to by the vote of a majority of our board. These stockholders beneficially own approximately 75% of our outstanding common stock. Sales of a substantial number of shares of our common stock or market expectations that these sales may occur could cause our stock price to fall. In addition, the sale of these shares could make it difficult for us to raise necessary capital by issuing additional common stock.

ITEM 2. PROPERTIES

Our headquarters are located in Chicago, Illinois, where we lease office space under an agreement expiring in July 2012. Our UTX leases expire on various dates between October 2004 and November 2015. We also lease office space in other locations for sales and other business operations. With these facilities and our other administrative and Network Operation Center facilities, we currently lease approximately 230,000 square feet.

UTX Facility Sites	Sales Office Sites	Other business locations
Atlanta, Georgia	Chicago, Illinois (HQ)	Boston, Massachusetts
Chicago, Illinois	Glastonbury, Connecticut	Dallas, Texas
Dallas, Texas	Herndon, Virginia	Phoenix, Arizona
Denver, Colorado	Silver Spring, Maryland	Santa Clara, California (4 locations)
Los Angeles, California (2 locations)		Toronto, Ontario Canada
Miami, Florida (2 locations)		Vienna, Virginia
New York, New York (3 locations)		New York, New York
San Francisco, California
Seattle, Washington
Washington D.C.

ITEM 3. LEGAL PROCEEDINGS

In November 2001, a complaint captioned In re: Initial Public Offering Securities Litigation was filed in federal district court for the Southern District of New York on behalf of a purported class of persons who purchased our stock between March 16, 2000 and December 6, 2000. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities. The complaint brings claims for violation of several provisions of the federal securities laws against the underwriters of our IPO, and also against us and certain of our former directors and officers under the Securities Act of 1933 and the Exchange Act of 1934. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed in 2001, all of which were consolidated into a single coordinated proceeding in the Southern District of New York. We believe that the allegations against us are without merit. On June 30, 2003, the litigation committee of our board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of us and of the individual defendants for the conduct alleged in the action to be wrongful in the complaint. We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. Our insurers are expected to bear any direct financial impact of the proposed settlement. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of our insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the litigation.

We and certain of our former directors and officers are defendants in an action pending in the United States District Court for the Eastern District of Texas, Frandsen v. Universal Access, Inc., et al., No. 9:02CV103 (E.D. Tex.). This case is also captioned as In re: Universal Access, Inc. Securities Litigation Civil Action No. 9:02CV103. The complaint alleged causes of action for securities fraud in connection with public disclosures made by our officers between 2000 and 2002. We believe that the allegations against us are without merit. On March 7, 2003, the court granted a motion to dismiss the complaint and granted plaintiffs the opportunity to replead the complaint with respect to a minority of the alleged misstatements. On May 27, 2003, plaintiffs filed a second amended consolidated complaint. Pursuant to the Court’s September 17, 2003 order, on October 1, 2003, plaintiffs filed a revised second amended consolidated complaint. On February 23, 2004, the Court heard arguments on our motion to dismiss. Plaintiffs have not specified the amount of damages they seek.

In August 2003, Genuity Telecom Inc. filed a complaint against us in the United States Bankruptcy Court for the Southern District of New York. The caption of this case is Genuity Telecom Inc. v. Universal Access, Inc. No. 03-06928. In its complaint, Genuity alleges that we did not purchase the minimum amount of telecommunications services specified by the parties’ contract. Genuity seeks damages against us of nearly $1.6 million, plus costs and interest, representing the difference between the purported minimum purchase commitment and the amount of telecommunications services we purchased. We believe that Genuity’s claims are without merit. We answered Genuity’s complaint and asserted several defenses to Genuity’s claims. We also filed a motion seeking to stay the action and to compel arbitration of the matter in accordance with the mandatory arbitration provision in the contract. Genuity assigned the contract to Level 3 Communications, LLC on February 4, 2003 as part of Genuity’s bankruptcy proceeding and reorganization efforts. The amount sought by Genuity in its complaint relates to our actions prior to February 4, 2003.

In March 2004, the landlord of our New York office space filed an action against us captioned 330 Madison Company LLC against Universal Access, Inc., Civil Court of the City of New York, County of New York: Non-Housing Part 52, Index No. 063274/2004. In its complaint, the landlord seeks the payment of approximately $73 thousand representing rent the landlord claims is unpaid, plus interest and attorneys’

fees, and the issuance of a warrant to remove us from the premises. We will attempt to resolve this matter with the landlord. As noted in the section entitled “Factors That May Affect Future Operating Results,” other landlords may file complaints against us seeking payment of unpaid rents, and this landlord may file future complaints against us seeking additional relief.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERMATTERS

Our common stock is quoted on the Nasdaq SmallCap Market under the symbol “UAXS”. The following tables set forth the range of the high and low sales prices per share of our common stock as reported on the Nasdaq for the periods indicated:

	High	Low
Fiscal Year 2003:
Fourth Quarter	$5.21	$2.82
Third Quarter	$13.40	$3.29
Second Quarter	$12.60	$3.20
First Quarter	$4.00	$2.40

	High	Low
Fiscal Year 2002:
Fourth Quarter	$9.60	$2.20
Third Quarter	$9.60	$2.40
Second Quarter	$33.20	$3.60
First Quarter	$119.60	$24.20

As of March 22, 2004, the number of stockholders of record was 714. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, to operate and expand our business and do not expect to pay any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with our financial statements and the notes to our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included as Item 7 in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2003, 2002, and 2001, and the consolidated balance sheet data as of December 31, 2003 and 2002 are derived from, and are qualified by reference to, the audited financial statements included as Item 8 in this Form 10-K. The consolidated statement of operations for the years ended December 31, 2000 and 1999, and the consolidated balance sheet data as of December 31, 2001, 2000 and 1999 are derived from audited financial statements not included in this Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Statement of operations data:
Total revenues	$70,264	$101,155	$122,389	$51,122	$14,259
Operating expenses:
Cost of circuit access (exclusive of depreciation shown below)	48,167	75,067	82,772	37,991	12,021
Operations and administration (excluding stock plan compensation)	29,829	53,693	73,181	60,037	13,494
Operations and administration (stock plan compensation)	964	2,708	28,343	3,127	8,146
Depreciation and amortization	7,817	15,857	13,864	5,027	942
Impairment of property, plant, and equipment and other long term assets	6,614	54,227	587	—	—
Impairment of goodwill	—	4,472	—	—	—
Restructuring and other nonrecurring charges (credits)	—	(9,899)	35,438	—	—
Total operating expenses	93,391	196,125	234,185	106,182	34,603
Operating loss	(23,127)	(94,970)	(111,796)	(55,060)	(20,344)
Other income (expense):
Interest expense	(241)	(329)	(644)	(510)	(81)
Interest income	261	833	3,972	8,682	739
Gain (loss) on foreign exchange	19	(16)	(1)	29	—
Other expense	134	(354)	(101)	322	33
Total other income (expense)	173	134	3,226	8,523	691
Net loss	(22,954)	(94,836)	(108,570)	(46,537)	(19,653)
Accretion and dividends on redeemable and non-redeemable cumulative convertible preferred stock	—	—	—	—	(10,207)
Net loss applicable to common stockholders	$(22,954)	$(94,836)	$(108,570)	$(46,537)	$(29,860)
Basic and diluted net loss per share	$(2.94)	$(19.26)	$(23.46)	$(11.96)	$(19.18)
Shares used in computing basic and diluted net loss per share (shares are in thousands)	7,802	4,925	4,627	3,891	1,557
Pro forma basic and diluted net loss per share					$(10.50)
Shares used in computing pro forma basic and diluted net loss per share					2,843

	December 31,
	2003	2002	2001	2000	1999
Balance sheet data:
Cash	$16,740	$12,353	$20,758	$56,931	$38,024
Working capital (deficit)	(2,938)	(12,108)	15,997	80,473	33,337
Total assets	35,083	46,717	175,651	227,022	64,265
Total long-term debt, net of current portion	1,763	—	1,063	1,153	2,369
Total stockholders' equity	28	8,883	98,964	177,362	52,042

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our business consists of analyzing, designing, planning and provisioning private line telecommunications circuits for U.S. and international telecom carriers, cable companies, system integrators, and government entities. Substantially all of our revenue is from the provision of dedicated circuit access, under contracts having terms ranging from twelve to sixty months. Our most significant operating expense is the cost of circuit access, which consists of amounts paid to transport suppliers for circuits. Our contracts with suppliers generally have terms ranging from three to ten years and often include minimum purchase commitments that begin anywhere from six to twelve months after we enter into the contract.

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Overview

Our continued rate of cash usage and decline in revenues raises doubt regarding our ability to continue as a going concern. Our revenues continued to decline in 2003 as a result of terminations of contracts exceeding new sales. Price compression and excess capacity in the telecommunications marketplace contributed to this decline. We have managed to significantly decrease selling, general, and administrative costs compared to 2002 in an effort to minimize our rate of cash usage . Pursuant to the Stock Purchase Agreement with CityNet as more specifically described in “Liquidity and Capital Resources”, we added net cash proceeds of approximately $14.7 million and the government sector as a new sales channel. We have not realized significant revenue growth from this sector. As a result of the decrease in revenues, continued price compression and the difficulty of predicting future sales trends, we recognized several impairments throughout 2003 related to its UTX assets and a supplier prepaid asset.

Summary of Selected Operations Data for 2003 and 2002

	(In Millions)		Change from 2002 to 2003
	Year Ended 2003	Year Ended 2002	$	%
Revenues	$70.3	$101.2	(30.9)	-30.5%
Cost of Circuit Access	48.2	75.1	(26.9)	-35.8%
Operations and Administration Expenses, Excluding Stock Compensation	29.8	53.7	(23.9)	-44.5%
Stock Plan Compensation Expenses	1.0	2.7	(1.7)	-63.0%
Depreciation & Amortization	7.8	15.9	(8.1)	-50.9%
Restructuring and Other Nonrecurring Charges	—	(9.9)	9.9	*

Revenues

The decrease in revenues in 2003 compared to 2002 was attributable to circuit disconnections and lengthening new sales cycles. We expect that continued negative trends in the telecommunications industry will continue to adversely affect our revenues.

Cost of Circuit Access

The decrease in cost of circuit access in 2003 was primarily attributable to the decrease in circuit revenues. As a percentage of total revenues, cost of circuit access decreased for 2003 to 69% from 74% for 2002. The decrease in circuit cost as a percentage of total revenues in 2003 was primarily attributable to our maintaining circuits for bankrupt customers in 2002 for which no revenue was recognized and increased costs when circuits are disconnected before the end of their term. These costs from maintaining circuits for bankrupt customers are eventually eliminated as the circuits related to bankrupt customers are disconnected as quickly as operationally possible following the termination of service by the customer.

Operations and Administration (Excluding Stock Compensation)

The decrease in operations and administration expense (excluding stock plan compensation) from 2002 to 2003 primarily resulted from the restructuring of personnel and rent as well as a reduction in bad debt expense. Our average number of employees decreased to 108 in 2003 compared to 194 in 2002. We expect headcount to remain relatively flat for 2004. Employee compensation and related payroll taxes decreased to $13.0 million in 2003 from $23.5 million in 2002. Similarly, rent for corporate offices and sales offices decreased to $7.7 million in 2003 from $8.7 million in 2002, due primarily to termination of a lease in 2003.

We recorded income of $1.3 million from a reversal of bad debt expense in 2003 compared to an expense of $3.2 million in 2002. The decrease and reversal in bad debt expense in 2003 was the result of our increased focus on the collections of receivables, increased requests for and receipts of security deposits, and the receipt of $1.8 million from receivables previously written off. We also expensed $2 million in 2002 for amounts written off related to funds we loaned Sphera under a post-petition loan agreement.

Based on impairment reviews performed at the end of each quarter in 2003, we recognized an aggregate $5.0 million impairment charge in 2003 to reduce the carrying value of UTX assets compared to impairment charges of $54.2 million in 2002 related to UTX assets, leasehold improvements, furniture and fixtures, ATM equipment, and a web-based pricing, quoting and provisioning software tool, known as “Project Gemini”. We also analyzed the forecasted future cash flows and projected life related to the $3.3 million that was paid to a supplier in 2001 and recorded in Other Long-term Assets. Based on a revised budget and sales projections developed in the fourth quarter of 2003, the continued decrease in supplier pricing, and the difficulty of predicting future revenues, we recognized an impairment of this asset of $1.6 million in fourth quarter of 2003 and shortened its remaining life to one year. The remaining value of this asset is $486 thousand at December 31, 2003.

For 2002, we performed our annual goodwill impairment test as of June 30, 2002. Based on the continuing deterioration and financial condition of the telecommunications industry and the decline in our stock price, we determined that the goodwill we recorded in connection with our acquisition of Tri Quad Enterprises, Inc. was impaired in 2002. Based on the applicable two-step impairment test, we recorded a $4.5 million impairment charge in 2002 to reduce the carrying value of goodwill to zero.

Operations and Administration (Stock Plan Compensation)

During fiscal year 1999 and fiscal year 2000, we granted stock options to employees and non-employees with per share exercise prices deemed to be below the fair market value of our common stock at the dates of grant. These stock option issuances have resulted in stock option plan compensation charges, which are initially deferred and subsequently amortized over the vesting period of the related options. The decrease in stock plan compensation between 2002 and 2003 periods was due to a large number of employee terminations during 2002.

There were options to purchase 891,752 and 483,128 shares of our common stock outstanding at December 31, 2003 and 2002, respectively. Unearned deferred compensation decreased $2.3 million in 2003, of which $1.3 million was due to the forfeiture of restricted shares of terminated employees in 2003. Please refer to Note 18 in the Notes to Consolidated Financial Statements for additional information.

Depreciation and Amortization

Depreciation expense includes depreciation of furniture, fixtures, leasehold improvements and equipment at our office and UTX facilities. The decrease in depreciation from 2002 to 2003 was primarily attributable to impairment of UTX assets in 2002 and 2003.

Amortization expense decreased $169 thousand to $0 in 2003, compared to 2002. Stuff Software was sold in the third quarter 2002 for nominal consideration, and the related unamortized intangible assets of $550 thousand were written off in 2002.

Restructuring and Other Nonrecurring Charges

We did not incur any restructuring charges in 2003. The large difference between the restructuring charges is due to the fact that we had a credit of $9.9 million for restructuring charges in 2002. This credit resulted from the partial reversal in the third quarter of 2002 of a restructuring charge originally taken in the third quarter of 2001. Specifically, in the three months ended September 30, 2002, the restructuring charge was reduced for facility exit costs by $11.9 million due to successful lease negotiations with landlords. This reduction in restructuring charge was partially offset by an additional restructuring charge of $2.3 million incurred in the third quarter 2002 after a subtenant terminated a rental agreement. In the three months ended December 31, 2002, restructuring charges of $273 thousand were reversed as a result of favorable negotiation of fees related to lease negotiations for restructured sites.

Income Taxes

From our inception through September 27, 1998, we elected to be treated as a subchapter S-corporation for income tax purposes. On September 27, 1998, we converted to a C-corporation. At December 31, 2003, we had federal and state net operating loss carryforwards of approximately $240 million and $62 million respectively. These carryforwards may be available to offset future taxable income. Our federal and state net operating loss carryforwards expire at various dates beginning in 2018. Due to the uncertainty that we will generate future earnings sufficient to enable us to realize the benefit of these net operating loss carry forwards, we have recorded a valuation allowance for the full amount of our deferred tax asset. As a result, no income tax benefit has been recorded in our statement of operations. We assess our deferred tax asset on an ongoing basis and adjust the valuation allowance based on this assessment. Additionally, Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the use of net operating loss carryforwards if there is a change in ownership, as defined in the Code, within any three-year period. The utilization of certain net operating loss carryforwards was limited in  accordance with Section 382, due to the Company’s capital stock transaction with CityNet Telecommunications, Inc.

Website Access to Reports

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Form 14a, current reports on Form 8-K, and any amendments to those reports, are made available free of charge on our Company website at www.universalaccess.net as reasonably practicable after such reports are filed with the Securities and Exchange Commission (SEC). Statements of charges in beneficial ownership of our securities on Part 4 of our executive officers and directors are made available on our Company website by the end of the business day following the submissions to the SEC of such filings. In addition, the SEC’s website, “www.sec.gov”, contains reports, proxy statements, and other information regarding reports that we file electronically with the SEC.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

	(In Millions)		Change from 2001 to 2002
	Year Ended 2002	Year Ended 2001	$	%
Revenues	$101.2	$122.4	(21.2)	-17.3%
Cost of Circuit Access	75.1	82.8	(7.7)	-9.3%
Operations and Administration Expenses, Excluding Stock Compensation	53.7	73.2	(19.5)	-26.6%
Stock Plan Compensation Expenses	2.7	28.3	(25.6)	-90.5%
Depreciation & Amortization	15.9	13.9	2.0	12.3%
Restructuring and Other Nonrecurring Charges	(9.9)	35.4	(45.3)	-128.0%
Other Income	.1	3.2	(3.1)	-96.9%

Revenues

The decrease in revenues in 2002 compared to 2001 was attributable to circuit disconnections and lengthening new business cycles. The decrease in revenues was partly offset by two non-recurring settlement transactions with a customer. The customer terminated certain circuit and lease contracts with us, resulting in one-time termination revenues of $1.3 million and $1.4 million, respectively, in the third quarter of 2002.

Cost of Circuit Access

The decrease in cost of circuit access in 2002 from 2001 was primarily attributable to a decrease in circuit revenues described above. As a percentage of total revenues, cost of circuit access increased in 2002 to 74% from 68% in 2001. The increase in circuit cost as a percentage of total revenues in 2002 was primarily attributable to our maintaining circuits for bankrupt customers for which no revenue was recognized and increased costs when circuits are disconnected before the end of their term. These costs from maintaining circuits for bankrupt customers are eventually eliminated as the circuits to bankrupt customers are disconnected as quickly as operationally possible following the termination of service by the customer.

Operations and Administration (Excluding Stock Compensation)

The decrease in operations and administration expenses (excluding stock plan compensation) primarily resulted from the restructuring of facilities and personnel. The number of employees decreased to 123 at December 31, 2002 from 274 at December 31, 2001. Employee compensation and related payroll taxes decreased to $23.5 million in 2002 from $39.3 million in 2001. Similarly, rent for corporate offices and sales offices decreased to $8.7 million in 2002 from $11.0 million in 2001 due primarily to restructuring and the related charge recorded in the third quarter of 2001.

We recorded bad debt expense of $3.2 million in 2002, compared to an expense of $5.1 million in 2001. The decrease in bad debt expense is the result of our increased focus on the collections of receivables and the increase in the receipt of security deposits and prepayments for high credit risk customers.

We performed our annual goodwill impairment test as of June 30, 2002. Based on the continuing deterioration and financial condition of the telecommunications industry and the decline in our stock price, we determined that the goodwill we recorded in connection with our acquisition of Tri-Quad Enterprises, Inc. was impaired. Based on the applicable two-step impairment test, we recorded a $4.5 million impairment charge to reduce the carrying value of goodwill to zero.

Based on impairment reviews performed at June 30, 2002, and December 31, 2002, we recognized an aggregate $54.2 million impairment charge to reduce the carrying value of UTX assets, leasehold improvements and furniture and fixtures, ATM equipment, and a web-based pricing, quoting and provisioning software tool known as “Project Gemini”.

During the first quarter of 2002, we loaned $1.1 million to Sphera under our post-petition loan agreement with Sphera. In addition, during the three months ended June 30, 2002, we disbursed additional amounts totaling $1.0 million to Sphera and to a trust account established by the counsel for the official unsecured creditors’ committee. Based on the net amounts we believed to be ultimately recoverable under the Sphera Settlement Agreement at December 31, 2002, we expensed approximately $2.0 million of the $2.1 million disbursed under the loan agreement. Lance Boxer, our former President and CEO, previously served as CEO of Sphera and is a party to the Sphera Settlement Agreement.

As of December 31, 2002, we no longer had any facilities or employees in Europe and all foreign operations have been transferred to our corporate headquarters in Chicago.

Operations and Administration (Stock Plan Compensation)

During fiscal year 1999 and the fiscal year of 2000, we granted stock options to employees and non-employees with per share exercise prices deemed to be below the fair market value of our common stock at the dates of grant. These stock option issuances have resulted in stock option plan compensation charges, which are initially deferred and subsequently amortized over the vesting period of the related options. The decrease in stock plan compensation between 2001 and 2002 primarily relates to the grant of options with an exercise price below the fair market value of our common stock on the date of grant during the third quarter of 2001 and the grant of restricted shares to employees in the fourth quarter of 2001.

There were options to purchase 483,129 and 282,242 shares of our common stock outstanding at December 31, 2002 and 2001, respectively. Unearned deferred compensation decreased $11.2 million in 2002, of which $6.0 million was due to the forfeiture of restricted shares of terminated employees.

Depreciation and Amortization

Depreciation expense includes depreciation of furniture, fixtures, leasehold improvements and equipment at our office facilities and of equipment at our UTX facilities. The increase in depreciation from 2001 to 2002 is primarily attributable to the timing of the placement of UTX facilities into service in 2001 and capital expenditures related to UIX database development.

Amortization expense decreased $709 thousand to $169 thousand in 2002, compared to 2001. Stuff Software was sold in the third quarter 2002 for nominal consideration, and the related unamortized intangible assets of $550 thousand  were written off.

Restructuring and Other Nonrecurring Charges

In the three months ended September 30, 2002, a restructuring charge originally taken in the third quarter of 2001  for facility exit costs was reduced by $11.9 million due to successful lease negotiations with landlords. This reduction in restructuring charge was partially offset by an additional restructuring charge of $2.3 million incurred in the third quarter 2002 after a subtenant terminated a rental agreement. In the three months ended December 31, 2002, restructuring charges of $273 thousand were reversed in relation to favorable negotiation of fees related to lease negotiations for restructured sites.

Other Income (Expense)

The decrease in other income from 2001 to 2002 was primarily attributable to a reduction in interest income, reflecting lower balances of cash and investments held by the Company, and the sale of Stuff Software for a loss of $585 thousand in the third quarter of 2002.

Income Taxes

From our inception through September 27, 1998, we elected to be treated as a subchapter S-corporation for income tax purposes. On September 27, 1998, we converted to a C-corporation. We had  approximately $196 million of federal and state net operating loss carryforwards. These carryforwards may be available to offset future taxable income. Our federal and state net operating loss carryforwards expire at various dates beginning in 2018. Due to the uncertainty that we will generate future earnings sufficient to enable us to realize the benefit of these net operating loss carryforwards, we have recorded a valuation allowance for the full amount of our deferred tax asset. As a result, no income tax benefit has been recorded in our statement of operations. We assess our deferred tax asset on an ongoing basis and adjust the valuation allowance based on this assessment. Additionally, Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the use of net operating loss carryforwards if there is a change in ownership, as defined in the Code, within any three-year period. The utilization of certain net operating loss carryforwards was limited due to our capital stock transactions.

LIQUIDITY AND CAPITAL RESOURCES

Although we are currently able to pay our debts as they become due, we may not have sufficient cash to satisfy our liquidity needs for the upcoming twelve months. As a result of our financial condition, our independent auditor has included an explanatory paragraph in its report on our financial statements for the twelve months ended December 31, 2003, expressing substantial doubt regarding our ability to continue as a going concern. This means that the auditor questions whether we can continue in business. Investors in our securities should carefully review the report prepared by our auditor. Our ability to continue in the normal course of business is dependent upon our access to additional capital and the success of our future operations. As of March 31, 2004, our unrestricted cash balance is approximately $12.3 million.The success of our future operations is dependent on our ability to sell new services, manage our disconnect rate to a low level, negotiate with our carriers on outstanding billing disputes and purported purchase commitment shortfalls while avoiding large payments to maintain service, and to negotiate with landlords to lower our rental expense. We are actively soliciting possible investors and strategic partners, however, there can be no assurance we will raise additional capital or improve our operating results. If we are unable to access additional capital or improve operating results, we may not be able to continue our operations and we may be forced to seek bankruptcy protection. Furthermore, if we are required to sell equity to obtain additional capital, our shareholders could experience significant dilution; alternatively, if we obtain debt financing, our liabilities and future cash commitments will increase. There can be no assurance that we will be successful in our efforts to obtain additional capital and, therefore, that we will continue our operations in the normal course.

As a result of continued negative sales and disconnect trends in 2003, we decided in 2004 to stop paying monthly rent under certain leases where we are not recognizing any economic benefit (although we are currently able to pay our debts as they become due). We are actively discussing termination agreements with the landlords of these premises to eliminate these monthly cash payments. The monthly amount of lease payments that we currently are not paying is approximately $320 thousand (including estimated operating expenses and taxes). As of March 31, 2004, we have short paid approximately $740 thousand in total rents. Our landlords drew down $652 thousand in restricted cash due to non-payment of our leases and a lease termination agreement. In 2004, we have terminated leases that will save us approximately $65 thousand a month, in exchange for a one-time cash settlement payments totaling $75 thousand. We have also reached verbal agreement with a landlord of two sites to eliminate approximately $70 thousand in monthly rent for a cash payment of $200 thousand and a $1 million promissory note convertible to stock if certain conditions are met in the future. We are in also in discussions with various parties to sell the remaining UTX assets (including associated liabilities) to raise additional cash and reduce our monthly rental expense. In addition, if we are unsuccessful in selling the remaining UTX assets, we are actively researching migrating our existing traffic at the these sites to new facilities in an effort to terminate the leases for the remaining UTX sites. Terminating these leases would further reduce our cash payments. There can be no assurance we will either sell the remaining UTX assets or reach termination agreements with the landlords of these sites. If we are not able to reach termination agreements, we would likely face claims from landlords for nonpayment of rent.

Effective April 7, 2003, we entered into a definitive Stock Purchase Agreement (the “Purchase Agreement”) with CityNet. Pursuant to the terms of the Purchase Agreement, on July 23, 2003:

(a)          CityNet paid to us $16 million in cash and transferred to us fiber optic rings located in Albuquerque, New Mexico and Indianapolis, Indiana having an estimated fair market value of $200 thousand

(b)         We issued to CityNet newly issued shares of our common stock representing approximately 55% of our outstanding common stock on a fully diluted basis, with any options and warrants having an exercise price in excess of $20.00, being excluded from the calculation of “fully diluted,” subject to CityNet’s right to receive compensating shares in the event that any of these options or warrants are subsequently exercised; and

(c)          We assumed certain liabilities of CityNet. In particular, we assumed $2 million in principal amount of a Promissory Note executed by CityNet and made to Electro Banque. The note is secured by the fiber optic ring located in Albuquerque, New Mexico, matures in a single installment on December 31, 2007 and does not bear interest until January 1, 2006; thereafter, it bears interest at 8% per annum.

Related to this transaction, effective April 7, 2003, we obtained $5 million in secured debt financing from CityNet. The financing was evidenced by a promissory note (the “Note”) and secured by substantially all of our assets. Under the terms of the Note, the unpaid principal balance accrued interest at a rate of 12% per annum, compounded quarterly. Upon the closing of the Purchase Agreement, principal and accrued interest of $5.2 million under the Note was (in lieu of cash payment to CityNet) applied to reduce the cash portion of the purchase price payable by CityNet under the Purchase Agreement. (Therefore, at the closing of the Purchase Agreement, the Note was cancelled and we received a cash payment of $10.8 million from CityNet).

After paying expenses related to the Purchase Agreement, including interest and appraisal fees, the net proceeds from the Purchase Agreement were approximately $14.7 million. Pursuant to the terms of the Purchase Agreement, CityNet has designated five of the members of our board of directors, including the chairman.

Our net financial position, which consists of cash and cash equivalents and short-term investments net of term loans and capital lease obligations, has increased from $12.4 million as of December 31, 2002 to $16.7 million as of December 31, 2003. The increase is primarily due to the net proceeds of $14.7 million from the Purchase Agreement less our normal operating use of cash. We continue to focus on minimizing our rate of cash usage  and preserving cash and cash equivalents and have reduced the rate at which we use cash compared to the prior year.

In March 2003, we reached a settlement with a supplier that eliminated a remaining aggregate minimum purchase commitment of approximately $54.8 million. As part of the settlement, we paid a total of $1.1 million, including a $1.0 million prepayment for private line services and $104 thousand to satisfy outstanding billing disputes. The Company utilized the entire prepayment by September 30, 2003.

In July 2003, we reached a settlement whereby we paid a landlord $723 thousand to eliminate a monthly rental expense of $32 thousand and aggregate minimum lease payments of $2.9 million. The landlord released a letter of credit of $320 thousand as a part of this transaction.

In the third quarter of 2003, we paid Level 3 a total of $1.4 million to settle the litigation and other matters described in Note 8 to the condensed financial statements. We may use up to $200 thousand of this amount as a prepayment of certain services.

In the first quarter of 2004, we paid $665 thousand for insurance. Currently, we are in negotiations to settle billing disputes with one of our carriers. We anticipate that we will have to make a payment of at least $1.0 million to settle this matter.

The following summarizes our adjusted contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Non-Cancelable Operating Leases (incl. restructured facilities)	Non Cancelable Purchase Commitments	Total
2004	$7,983	$20,614	$28,597
2005	6,819	17,025	23,844
2006	6,724	1,750	8,474
2007	6,924	—	6,924
2008	7,159	—	7,159
Thereafter	21,564	—	21,564
Total	$57,173	$39,389	$96,562

Our principal uses of cash are to fund operating losses, working capital requirements and some limited capital expenditures. Our capital expenditures will be limited to the enhancement of selected elements of our IT tools to help us achieve our sales objectives and we will continue to seek out new data resources relating to the provisioning of circuits.

Restricted cash was $1.7 million at December 31, 2003, declining $2.2 million from a balance of $3.9 million at December 31, 2002. In 2004, certain vendors have drawn $652 thousand from the balance of $1.7 million as of December 31, 2003. Restricted cash consists of letters of credit issued to real estate landlords, carriers and other vendors. The decline of $2.2 million was primarily due to the following negotiations completed in 2003:

•       In July 2003, we completed a lease buyout agreement with the landlord of an office facility. As a result of this agreement, our lease obligations were reduced by approximately $32 thousand per month effective July 2003, and our restricted cash declined by $320 thousand.

•       In March 2003, we completed a negotiation with one of our carriers. As part of the negotiation and in return for a $1 million prepayment for private line services and a $104 thousand payment to satisfy outstanding billing disputes, the carrier released a $500 thousand letter of credit further reducing our restricted cash balance.

•       In addition, pursuant to a lease buyout agreement negotiated with the landlord of another office facility in 2002, the landlord released a letter of credit of $900 thousand in January 2003.

Our obligations under certain real estate leases, carrier contracts, and other business agreements are secured by letters of credit issued to the landlord or applicable vendor. Each of these letters of credit is secured by restricted cash we have pledged to the bank issuing the letter of credit. In the past, we have completed negotiations with certain of our landlords to reduce our future lease obligations in exchange for consideration including the release to the landlord of funds under letters of credit. We expect to continue these types of negotiations in the future. If these negotiations to reduce our lease obligations are successful, then we expect our restricted cash balance will decline further.

Cash used by operating activities for 2003 was $13.2 million, compared to $31.9 million for 2002. The decrease in cash used by operating activities was due primarily to decreased payroll related costs, and improved circuit margins in 2003 (as a result of no longer paying for circuits that were disconnected in connection with customer bankruptcies in 2002).

Cash provided by investing activities was $116 thousand for 2003, compared to $17.9 million of cash provided by investing activities for 2002. The decrease is primarily due to no sales of short-term investments in 2003, partially offset by lower capital expenditures.

Cash provided by financing activities was $17.4 million for 2003, compared to cash provided by financing activities of $5.6 million for 2002. The increase was primarily due to net proceeds of $14.7 million from the CityNet Purchase Agreement partially offset by decreases in restricted cash.

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

Management believes that the following critical accounting policies are those that require the most significant judgments and estimates in the preparation of its consolidated financial statements and that an understanding of these policies is important to a proper evaluation of our reported financial results:

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

Once we disconnect a circuit and bill any applicable termination charges, we have no future obligations to the client. We recognize revenue for the full amount of termination charges at the time that the charges are billed, so long as collectibility is reasonably assured. While the imposition of these charges is provided for in our client service agreements, we have financial exposure in the event that the client defaults on the payment of these termination charges, since we will continue to be liable to the third party carriers from which we have bought network capacity to service such defaulting client. Such an event would result in lower realized margins.

Estimating allowances and accrued liabilities:   We perform routine credit analyses on new and existing customers based on financial statement analysis, cash position and credit risk in order to assess collectibility. We monitor outstanding receivables on a daily basis and generally have the right to request security deposits when customers do not make timely payments. We recognize bad debt expense for all receivables over 90 days outstanding. In instances when collectibility is not reasonably assured at the time service is provided, we do not recognize revenue at the time the services are provided, but record amounts billed as accounts receivable and increase the allowance for doubtful accounts. We record revenue for these amounts only when cash is ultimately received. Additionally, if events or circumstances occur subsequent to revenue recognition that indicate collection is no longer likely, we record bad debt expense at the time these events or circumstances become known. During the year ended December 31, 2003, we increased our focus on the collection of receivables that were previously written-off and the receipt of customer deposits and prepayments. As a result, we reversed $1.3 million in bad debt expense to income compared to an expense of $3.2 million in 2002. We continue to evaluate the adequacy of our allowance in light of existing market conditions in the telecommunications industry. We believe our allowance for doubtful accounts as of December 31, 2003 is adequate. However, actual experience could vary significantly from our estimates, which would adversely impact our results of operations, cash flows, and financial condition, as would future deterioration in market conditions in our industry or the creditworthiness of our significant customers.

We are a party to legal proceedings with respect to a variety of matters in the ordinary course of business. We accrue estimated settlement amounts that are incurred in certain litigation matters.

In addition to the allowance for doubtful accounts, the preparation of our financial statements requires us to make estimates of accrued liabilities, including accrued carrier expenses. These accrued carrier expenses include estimated supplier charges for services provided and estimated disconnection penalties from our suppliers when we disconnect a circuit before the end of the original service term. We estimate these accrued liabilities based on the supplier contract, the individual circuit service order, the length of time the circuit was installed, and the overall supplier relationship. We eliminate these liabilities either when they are paid or when the allowed billing period expires. We believe that amounts accrued at December 31, 2003 are reasonable; however, actual experience could vary significantly from our estimates, which would impact our results of operations, cash flows, and financial condition.

Valuation and useful lives of long-lived assets:   UTX facilities and equipment, investment in our UIX database and office facilities, and equipment represent the majority of our long-lived assets. We determined that an impairment review of these assets was warranted in 2003. An impairment review is performed if events occur or circumstances change indicating that the carrying amount might not be recoverable. Factors considered important that could trigger an impairment review include, but are not limited to, a significant decrease in the market value, a significant adverse change in legal factors or in the business climate, a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast showing continuing losses, and a current expectation that it is probable that a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. If any of the impairment indicators are present or if other circumstances indicate that an impairment may exist, the Company must then determine whether an impairment loss should be recognized. An impairment loss may be recognized only if the undiscounted cash flows used to test for recoverability are less than the carrying value. During 2003, we assessed the cash flows directly attributable to all our long-lived assets compared to the remaining net book value. As a result of this assessment, we recorded an impairment charge of $6.6 million for these assets. For additional information regarding the impairment of long-lived assets, see Note 11 in the Notes to Consolidated Financial Statements contained in this report.

Restructuring reserves:   In the third quarter ended September 30, 2001, we recorded a restructuring charge. Estimates used to calculate these charges were provided in part by an outside real estate consulting firm and were based upon their estimate of the real estate market at the time of the restructuring. As leases are disposed of or subleased in the future, actual timing and terms will likely be different, resulting in future adjustments to the restructuring charge. In the event that we cannot sublease the facilities as expected , we could recognize a significant increase in future restructuring related rent expense. In 2002, the initial restructuring charge was reduced by $9.9 million. This was due mainly to the successful negotiation of long-term leases with landlords. For additional information regarding the restructuring, see Note 12 in the Notes to Consolidated Financial Statements contained in this report.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. We did not have any ownership in any variable interest entities as of December 31, 2002 or December 31, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we own any interest in any variable interest entity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in the statement of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a significant impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2003, all of our investments were in cash and cash equivalents.

Interest Rate Sensitivity

We maintain our cash equivalents and short-term investments primarily in a portfolio comprised of commercial paper, money market funds, and investment grade debt securities. As of December 31, 2003, all of our investments had maturities of less than six months. Accordingly, we do not believe that a ten percent increase or decline in interest rates would have a material effect on our results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Universal Access Global Holdings Inc.
Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Universal Access Global Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Universal Access Global Holdings Inc. and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring losses from operations, negative cash flows from operating activities, decreasing revenues, and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 1 to the consolidated financial statements, the company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002.

PricewaterhouseCoopers LLP

Chicago, Illinois
February 13, 2004, except for Note 20, as to which the date is March 18, 2004.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Year Ended December 31,
	2003	2002	2001
Revenues	$70,264	$101,155	$122,389
Operating expenses:
Cost of circuit access (exclusive of depreciation of $1,056, $2,722 and $1,556 respectively, shown below)	48,167	75,067	82,772
Operations and administration (excluding stock plan compensation)	29,829	53,693	73,181
Operations and administration (stock plan compensation)	964	2,708	28,343
Impairment of property plant and equipment and other long term assets	6,614	54,227	587
Impairment of goodwill	—	4,472	—
Depreciation and amortization	7,817	15,857	13,864
Restructuring and other nonrecurring charges (credits)	—	(9,899)	35,438
Total operating expenses	93,391	196,125	234,185
Operating loss	(23,127)	(94,970)	(111,796)
Other income (expense):
Interest expense	(241)	(329)	(644)
Interest income	261	833	3,972
Other	153	(370)	(102)
Total other income (expense)	173	134	3,226
Net loss	$(22,954)	$(94,836)	$(108,570)
Basic and diluted loss per weighted average share	$(2.94)	$(19.26)	$(23.46)
Weighted average shares, basic and diluted	7,802	4,925	4,627

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$16,740	$12,353
Accounts receivable, less allowance for doubtful accounts of $507 and $1,728	5,293	4,566
Prepaid expenses and other current assets	2,717	2,674
Total current assets	24,750	19,593
Restricted cash	1,738	3,900
Property and equipment, net	7,944	20,617
Other long-term assets	651	2,607
Total assets	$35,083	$46,717
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,556	$2,382
Non income taxes payable	1,285	1,071
Accrued carrier expenses	12,230	15,611
Accrued expenses and other current liabilities	1,729	2,051
Unearned revenue	9,178	9,813
Short-term restructuring liability	710	773
Total current liabilities	27,688	31,701
Notes payable	1,763	—
Security deposits payable	2,038	1,859
Restructuring liability	3,566	4,274
Total liabilities	35,055	37,834
Commitments and contingent liabilities (Note 8)
Stockholders’ equity:
Common stock, $.01 par value; 1,000,000,000 shares authorized; 11,465,611 and 4,958,968 shares issued and outstanding	115	50
Common stock warrants	540	129
Additional paid-in-capital	294,803	284,107
Deferred stock compensation	(721)	(3,010)
Accumulated deficit	(294,747)	(271,793)
Accumulated other comprehensive income	38	40
Notes receivable—employees	—	(640)
Total stockholders’ equity	28	8,883
Total liabilities and stockholders’ equity	$35,083	$46,717

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(22,954)	$(94,836)	$(108,570)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation of property and equipment	7,816	15,688	12,718
Amortization of goodwill and intangible assets	—	169	1,146
Restructuring and other charges	—	(9,899)	35,438
Impairment of long-lived assets	6,614	58,699	587
Stock compensation	964	2,708	28,343
Loss on impairment of loans	(622)	3,494
Provision for doubtful accounts	(1,287)	3,208	5,133
Loss/(gain) on disposal of assets	(76)	550	—
Other, net	60	151	—
Changes in operating assets and liabilities:
Accounts receivable, net	575	(1,428)	(1,325)
Accounts receivable related parties, net	—	4,786	(4,696)
Prepaid expenses and other current assets	(58)	3,313	(3,095)
Accounts payable	174	(7,004)	(2,672)
Accrued expenses and other current liabilities	(3,489)	2,997	8,036
Restructuring accruals	(771)	(13,071)	(3,538)
Unearned revenue	(635)	(3,649)	7,177
Other assets & liabilities, net	538	2,186	—
Net cash used for operating activities	(13,151)	(31,938)	(25,318)
Cash flows from investing activities:
Capital expenditures, net	116	(6,421)	(36,069)
Issuance of loan on potential asset purchase	—	(1,961)	—
Sale/(purchase) of short-term investments, net	—	26,299	24,126
Net cash provided by/(used for) investing activities	116	17,917	(11,943)
Cash flows from financing activities:
Proceeds from short-term notes payable	5,000	—	—
Financing of equipment under capital lease	—	—	4,686
Payments on notes payable and term loans	(5,000)	(1,154)	(1,091)
Payments on capital lease obligations	—	(3,427)	(1,400)
Receipts/(disbursements) for note receivable-employee, net	—	73	(814)
Decrease/(increase) in restricted cash	2,162	9,739	(2,888)
Proceeds from issuance of common stock	15,037	—	—
Proceeds from employee stock purchase plan	—	116	938
Proceeds from exercise of common stock options and warrants	223	211	1,698
Net cash provided by financing activities	17,422	5,558	1,129
Effect of exchange rate changes	—	58	(41)
Net increase in cash and cash equivalents	4,387	(8,405)	(36,173)
Cash and cash equivalents, beginning of period	12,353	20,758	56,931
Cash and cash equivalents, end of period	$16,740	$12,353	$20,758
Non-cash financing activities:
Note receivable—employee surrender of stock	$1,261	$316	—
Assumption of note payable	$1,763	—	—

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS

(In thousands, except share data)

	Common Stock		Common Stock	Additional Paid-In	Deferred Stock Option Plan	Accumulated	Accumulated Other Comprehensive	Notes Receivable
	Shares	Amount	Warrants	Capital	Compensation	Deficit	Income	Employees	Total
Balance at December 31,2000	4,542,817	$45	$629	$253,600	$(6,735)	$(68,387)	$23	$(1,813)	$177,362
Restricted stock grant.	348,875	3	—	23,463	(23,396)	—	—	—	70
Note receivable—employee	—	—	—	—	—	—	—	(684)	(684)
Restricted stock cancellation	(107,500)	(1)	—	(12,108)	12,087	—	—	—	(22)
Interest on employee notes	—	—	—	—	—	—	—	(130)	(130)
Deferred stock compensation	—	—	—	25,795	(25,795)	—	—	—	—
Stock compensation	—	—	—	1,344	26,999	—	—	—	28,343
Forfeiture of stock options	—	—	—	(2,669)	2,669	—	—	—	—
Exercise of common stock options	174,791	1	—	1,707	—	—	—	—	1,708
Exercise of common stock warrants	50,000	1	(500)	489	—	—	—	—	(10)
Employee stock purchase plan	15,657	1	—	937	—	—	—	—	938
Comprehensive loss, consisting of net loss and foreign currency translation adjustment	—	—	—	—	—	(108,570)	(41)	—	(108,611)
Balance at December 31, 2001	5,024,640	$50	$129	$292,558	$(14,171)	$(176,957)	$(18)	$(2,627)	$98,964
Interest on employee notes	—	—	—	—	—	—	—	(126)	(126)
Note receivable—employee surrender of stock	(41,171)	(2)	—	(323)	—	—	—	488	163
Note receivable—valuation reserve	—	—	—	—	—	—	—	1,625	1,625
Restricted stock cancellations	(64,215)	(1)		(6,023)	6,024	—	—	—	—
Restricted stock grant	2,680	1	—	9	(9)	—	—	—	1
Stock compensation	—	—	—	(2,289)	4,996	—	—	—	2,707
Forfeiture of stock options	—	—	—	(150)	150	—	—	—	—
Exercise of common stock options	27,029	1	—	210	—	—	—	—	211
Exercise of common stock warrants	—	—	—	10	—	—	—	—	10
Employee stock purchase plan	10,005	1	—	105	—	—	—	—	106
Comprehensive loss, consisting of net loss and foreign currency translation adjustment	—	—	—	—	—	(94,836)	58	—	(94,778)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS

(In thousands, except share data)

	Common Stock		Common Stock	Additional Paid-In	Deferred Stock Option Plan	Accumulated	Accumulated Other Comprehensive	Notes Receivable
	Shares	Amount	Warrants	Capital	Compensation	Deficit	Income	Employees	Total
Balance at December 31, 2002.	4,958,968	$50	$129	$284,107	$(3,010)	$(271,793)	$40	$(640)	$8,883
Note receivable—employee surrender of stock	(112,660)	(1)	—	(1,260)	—	—	—	640	(621)
Vesting of restricted stock.	—	—	411	—	—	—	—	—	411
Restricted stock grant	500	—	—	2	(2)	—	—	—	—
Option grants	—	—	—	45	(45)	—	—	—	—
Restricted stock cancellations.	(14,300)	(1)	—	(1,299)	1,300	—	—	—	—
Cheap stock option vesting.	—	—	—	—	109	—	—	—	109
Vesting of restricted stock	—	—	—	—	856	—	—	—	856
Forfeiture of stock options	—	—	—	(71)	71	—	—	—	—
Exercise of common stock options	62,340	1	—	213	—	—	—	—	214
CityNet stock issuance	6,567,168	65	—	13,057	—	—	—	—	13,122
Employee stock purchase plan	3,595	1	—	9	—	—	—	—	10
Comprehensive loss, consisting of net loss and foreign currency translation adjustment	—	—	—	—	—	(22,954)	(2)	—	(22,956)
Balance at December 31, 2003	11,465,611	$115	$540	$294,803	$(721)	$(294,747)	$38	$—	$28

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except shares, per share, and amounts otherwise indicated)

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements reflect the results of operations, financial position, changes in stockholder’s equity and cash flows of Universal Access Global Holdings Inc. and subsidiaries. All intercompany transactions have been eliminated. Acquired businesses are included in the results of operations since their acquisition dates. On August 8, 2003, we affected a one-for-twenty reverse stock split. Unless otherwise noted, all share and per share information herein reflect this reverse stock split.

Foreign Currency Translation

The functional currencies for the Company’s foreign subsidiaries are their local currencies. All assets and liabilities of foreign subsidiaries are translated to U.S. dollars at end of period exchange rates. The resulting translation adjustments are recorded as a component of other comprehensive income. Income and expense items are translated at average exchange rates prevailing during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in the consolidated statements of operations.

Fair Value of Financial Instruments

The carrying values of current assets and liabilities and long-term debt approximated their fair values at the respective balance sheet dates.

Advertising Costs

Advertising costs incurred are expensed in the period in which the advertising takes place in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 93-7 “Reporting on Advertising Costs”. Advertising expenses of $15 thousand, $46 thousand, and $685 thousand, were included in operations and administration expense in the Company’s consolidated statement of operations for 2003, 2002 and 2001 respectively.

Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share does not differ from basic loss per share since potential common shares from conversion of stock options and warrants are anti-dilutive for all periods presented.

Revenue Recognition

Circuit access—This is revenue earned by providing customers with dedicated circuit access. Customers subscribe to circuit access services under contracts typically ranging from twelve to sixty months. Circuit access is billed in advance on a monthly basis. The Company recognizes revenue for circuit access when service is provided and collectibility is reasonably assured, in accordance with Staff Accounting Bulletin (“SAB”) No. 104. Advance billings are recorded as unearned revenue. Cancellation charges that the Company is contractually entitled to bill and for which no further obligations exist are recognized as revenue when billed to the client whenever collectibility is reasonably assured. Whenever collectibility is not reasonably assured at the time services are provided, the Company records a credit to allowance for doubtful accounts, rather than revenue. These amounts are recognized as revenue only at such subsequent time as cash is ultimately received.

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

Accounts Receivable

The allowance for doubtful accounts was $507 thousand and $1.7 million at December 31, 2003 and 2002, respectively. Accounts receivable and the allowance for doubtful accounts exclude accounts billed but the Company did not record as revenue because the Company does not believe collection is reasonably assured in accordance with SAB No. 104. Such billings total $7.4 million and $10.4 million at December 31, 2003 and 2002, respectively.

Financial instruments that could potentially subject the Company to concentration of credit risk primarily consist of accounts receivable. A relatively few customers account for a large portion of accounts receivable. If any of these individually significant customers are unable to meet their financial obligations, results of operations of the Company could be adversely affected.

Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations whereby the Company recognizes compensation expense equal to the difference, if any, between the exercise price of the stock option and the fair value of the underlying stock at the date of grant. Accordingly, no compensation expense is recorded for options issued to employees or directors in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company’s common stock at the date of grant. The following table shows proforma net earnings and net earnings per share data required by FAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure,” whereby we used the Black-Scholes option-pricing model with the listed assumptions to determine the fair value of the related option grants.

	Year Ended December 31,
	2003	2002	2001
Net earnings (loss), as reported	$(22,954)	$(94,836)	$(108,570)
Net earnings (loss) per share—basic and diluted, as reported	$(2.94)	$(19.26)	$(23.46)
Stock-based employee compensation cost, net of tax, included in net earnings (loss)	$964	$2,708	$28,343
Stock-based employee compensation cost, net of tax, if fair value based method were used	$2,341	$4,156	$30,458
Proforma net earnings (loss)	$(24,331)	$(96,284)	$(110,685)
Proforma net earnings (loss) per share—basic and diluted	$(3.12)	$(19.55)	$(23.92)
Volatility	151%	121%	165%
Dividend yield	0%	0%	0%
Risk-free interest rate	2%	3%	4%
Expected life in years	4	4	4

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income, with other comprehensive income being comprised of foreign currency items.

Property and Equipment

Property and equipment are stated at cost with depreciation and amortization provided for using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the asset or the life of the lease. Construction costs, including direct project overhead, equipment, and facility leasing costs are incurred in connection with the construction of our UTX facilities, and are capitalized until the facility is placed into service. Depreciable lives used by the Company for its classes of assets are as follows:

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

Total depreciation expense was $7.8 million, $15.7 million, and $12.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Income Taxes

There is no current provision or benefit for income taxes recorded for the years ended December 31, 2003, 2002 and 2001, as the Company generated net operating losses for income tax purposes for which there is no carryback potential. There is no deferred provision or benefit for income taxes recorded as the Company is in a net deferred tax asset position for which a full valuation allowance has been recorded due to uncertainty of realization.

Accrued Carrier Expenses

The Company accrues for estimated charges owed to its suppliers for private line services. The Company bases this accrual on the supplier contract, the individual circuit service order, the length of time the circuit is installed and the overall supplier relationship. The Company eliminates the liability either when it is paid or when the allowed billing period expires.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

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

Note 2—Liquidity

The consolidated financial statements have been prepared assuming the company will continue as a going concern. The company has experienced recurring losses from operations, negative operating cash flows, decreasing revenues, and has a net working capital deficiency. Our ability to continue in the normal course of business is dependent upon our access to additional capital and the success of our future operations. We are actively soliciting possible investors and strategic partners; however, there can be no assurance that we will be successful in our efforts to obtain additional capital or improve our operating results and, therefore, that we will continue our operations in the normal course. Further, there can be no assurance that any such required funds will be available on attractive terms or that they will not have a significantly dilutive effect on the Company’s existing shareholders.

We are actively discussing termination agreements with the landlords of facilities where the company is not recognizing any significant economic benefit to eliminate the rent payments. Beginning in February 2004 we stopped making certain of these rent payments in order to expedite the negotiating process. The monthly amount of rent payments that we currently are not making is approximately $320 thousand (including estimated operating expenses and taxes). We are also in discussions with various parties to sell all remaining UTX assets (including associated liabilities) to raise additional cash and reduce our monthly rent expense. In addition, we are actively researching the potential migration of our existing traffic at the remaining UTX sites to new facilities, as part of the effort to terminate the leases for the remaining UTX sites. There can be no assurance we will either sell the remaining UTX assets or reach termination agreements with the landlords of these sites.

Note 3—CityNet Investment

Effective April 7, 2003, we entered into a definitive Stock Purchase Agreement (the “Purchase Agreement”) with CityNet. Pursuant to the terms of the Purchase Agreement, on July 23, 2003, (a) CityNet paid to us $16 million in cash and transferred to us fiber optic rings located in Albuquerque, New Mexico and Indianapolis, Indiana having an estimated fair market value of $200 thousand, (b) we issued to CityNet newly issued shares of our common stock representing approximately 55% of our outstanding common stock on a fully diluted basis (with any options and warrants having an exercise price in excess of $20.00, being excluded from the calculation of “fully diluted,” subject to CityNet’s right to receive compensating shares in the event that any of these options or warrants are subsequently exercised) and (c) we assumed certain liabilities of CityNet. In particular, we assumed $2 million in principal amount of a Promissory Note executed by CityNet and made to Electro Banque. The collateral for the note is the fiber optic ring located in Albuquerque, New Mexico. The note matures in a single installment on December 31, 2007 and does not bear interest until January 1, 2006; thereafter, it bears interest at 8% per annum. During the third quarter of 2003, we discounted the face value of the note using an imputed interest rate and recorded the book value at $1.7 million. Due to this imputed interest, we recognized interest expense of $100 thousand in 2003.

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

After paying expenses related to the Purchase Agreement, including interest and appraisal fees, the net proceeds from the Purchase Agreement were approximately $14.7 million. Pursuant to the terms of the Purchase Agreement, CityNet has designated five of the members of our board of directors, including the chairman.

Note 4—Businesses acquired or sold

In the quarter ended September 30, 2002, the Company sold substantially all the assets and liabilities of Stuff Software, Inc. (“SSI”) to an employee for a nominal amount recognizing a loss of $585 thousand recorded in Other income (expense)—Other. This loss was comprised primarily of intangible assets written off in the sale of SSI. The Company acquired substantially all of the assets of SSI in a transaction accounted for as a purchase on November 1, 1999.

Note 5—Restricted Cash

At December 31, 2003 and 2002, the Company had restricted cash in the amounts of $1.7 million and $3.9 million, respectively, that was restricted pursuant to letters of credit related to certain lease, state regulator, and carrier obligations. As of December 31, 2003, all restricted cash is invested primarily in 30-day A1 grade commercial paper. There were no short-term investments as of December 31, 2003 and 2002.

Note 6—Property and Equipment

Property and equipment consists of the following:

	December 31,
	2003	2002
Furniture and fixtures	$1,083	$1,075
Leasehold improvements	1,441	1,442
UTX equipment	8,636	15,572
Computer hardware and software	21,465	21,436
Other equipment	625	523
Property and equipment, gross	33,250	40,048
Less: Accumulated depreciation and amortization	(25,306)	(19,431)
Property and equipment, net	$7,944	$20,617

Included in cost of computer hardware and software are software development and website costs of $2.8 million that were capitalized during 2002. Accumulated amortization related to capitalized software and website assets was $4.8 million and $4.7 million at December 31, 2003 and 2002, respectively.

Note 7—Other Long-term Assets

During 2001, we paid a supplier $3.3 million in exchange for favorable pricing terms and were amortizing this cost over the ten-year life of the agreement. At December 31, 2002, based on an analysis performed by the Company, we concluded that we expect to realize the benefits associated with this asset but only over the next 3.75 years. As a result, starting in 2003 the amortization expense for this asset was recognized over the remaining 3.75 years. Due to our declining revenues in 2003, we assessed the future cash flows directly attributable to this asset using revenue projections and historical churn rates and determined an impairment of $1.6 million was warranted. Additionally, due to the uncertainty surrounding our future revenue projections, continued price declines and high churn rates, we lowered the estimated remaining useful life of this asset to one year. Accordingly, the remaining book value of this asset at December 31, 2003 of $486 thousand is in prepaid expenses and other current assets. Accumulated amortization related to this asset was $1.2 million and $438 thousand at December 31, 2003 and 2002, respectively.

The Company also has security deposits receivable classified as long-term totaling $651 thousand and $523 thousand at December 31, 2003 and 2002, respectively. These security deposits are paid to carriers, landlords, and utility companies in the ordinary course of business.

Note 8—Commitments and Contingencies

In November 2001, a complaint captioned In re: Initial Public Offering Securities Litigation was filed in federal district court for the Southern District of New York on behalf of a purported class of persons who purchased our stock between March 16, 2000 and December 6, 2000. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities. The complaint brings claims for violation of several provisions of the federal securities laws against the underwriters of our IPO, and also against us and certain of our former directors and officers under the Securities Act of 1933 and the Exchange Act of 1934. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed in 2001, all of which were consolidated into a single coordinated proceeding in the Southern District of New York. We believe that the allegations against us are without merit. On June 30, 2003, the litigation committee of our board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of us and of the individual defendants for the conduct alleged in the action to be wrongful in the complaint. We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. Our insurers are expected to bear any direct financial impact of the proposed settlement. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of our insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the litigation.

We and certain of our former directors and officers are defendants in an action pending in the United States District Court for the Eastern District of Texas, Frandsen v. Universal Access, Inc., et al., No. 9:02CV103 (E.D. Tex.). This case is also captioned as In re: Universal Access, Inc. Securities Litigation Civil Action No. 9:02CV103. The complaint alleged causes of action for securities fraud in connection with public disclosures made by our officers between 2000 and 2002. We believe that the allegations against us are without merit. On March 7, 2003, the court granted a motion to dismiss the complaint and granted plaintiffs the opportunity to replead the complaint with respect to a minority of the alleged misstatements. On May 27, 2003, plaintiffs filed a second amended consolidated complaint. Pursuant to the Court’s September 17, 2003 order, on October 1, 2003, plaintiffs filed a revised second amended consolidated complaint. On February 23, 2004, the Court heard arguments on our motion to dismiss. Plaintiffs have not specified the amount of damages they seek.

In August 2003, Genuity Telecom Inc. filed a complaint against us in the United States Bankruptcy Court for the Southern District of New York. The caption of this case is Genuity Telecom Inc. v. Universal Access, Inc. No. 03-06928. In its complaint, Genuity alleges that we did not purchase the minimum amount of telecommunications services specified by the parties’ contract. Genuity seeks damages against us of nearly $1.6 million, plus costs and interest, representing the difference between the purported minimum purchase commitment and the amount of telecommunications services we purchased. We believe that Genuity’s claims are without merit. We answered Genuity’s complaint and asserted several defenses to Genuity’s claims. We also filed a motion seeking to stay the action and to compel arbitration of the matter in accordance with the mandatory arbitration provision in the contract. Genuity assigned the contract to Level 3 Communications, LLC on February 4, 2003 as part of Genuity’s bankruptcy proceeding and reorganization efforts. The amount sought by Genuity in its complaint relates to our actions prior to February 4, 2003.

In March 2004, the landlord of our New York office space filed an action against us captioned 330 Madison Company LLC against Universal Access, Inc., Civil Court of the City of New York, County of New York: Non-Housing Part 52, Index No. 063274/2004. In its complaint, the landlord seeks the payment of approximately $73 thousand representing rent the landlord claims is unpaid, plus interest and attorneys’

fees, and the issuance of a warrant to remove us from the premises. We will attempt to resolve this matter with the landlord. As noted in the section entitled “Factors That May Affect Future Operating Results,” other landlords may file complaints against us seeking payment of unpaid rents, and this landlord may file future complaints against us seeking additional relief.

In connection with a lease buyout agreement completed in September 2002, we entered into a new lease for a reduced amount of office space at our principal offices. The new lease required us to deliver a letter of credit in the amount of $2.5 million to secure our obligations under the new lease by October 1, 2003. Delivering this letter of credit would reduce our cash and cash equivalents and short-term investments, and increase our restricted cash balance, by $2.5 million. We are currently under negotiations with the landlord concerning the $2.5 million deposit and have not paid this amount.

The Company leases UTX facilities, office facilities and certain equipment over periods ranging from two to fifteen years. Through December 31, 2003, the Company completed buyout agreements for certain leased office facilities and terminated early certain office facility leases, eliminating aggregate lease obligations of approximately $2.9 million. Rent expense for the twelve months ended December 31, 2003, 2002, and 2001 was approximately $7.7 million, $8.7 million, and $10.7 million, respectively. Future rentals for non-cancelable operating leases, inclusive of amounts in our restructuring liability, are as follows as of December 31, 2003:

2004	$7,983
2005	6,819
2006	6,724
2007	6,924
2008	7,159
Thereafter	21,564
Total minimum lease payments	$57,173

Additionally, the Company has entered into agreements with various telecommunications vendors to purchase minimum amounts of network services within a defined period, such as on a monthly basis. The Company paid vendors with minimum purchase commitments a total of $18.9 million, $37.5 million, and $61.6 million in 2003, 2002 and 2001, respectively. Additionally, we have entered into agreements with certain of our suppliers that obligate us to purchase a defined percentage of our actual circuit orders from them if they meet certain pricing and other terms and conditions. The total amount of remaining purchase commitments at December 31, 2003 is as follows:

2004	$20,614
2005	17,025
2006	1,750
2007	—
2008	—
Thereafter	—
Total minimum purchase commitments	$39,389

The Company has standby letters of credit, which have been issued on its behalf totaling $1.7 million, collateralizing performance of certain contracts with carriers, state regulators, and landlords. These letters of credit directly relate to the operating leases, carrier agreements, and state requirements, which they secure, and expire according to the terms and conditions of these agreements.

The Company is involved in various legal matters in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Note 9—Income Taxes

There is no current provision or benefit for income taxes recorded for the years ended December 31, 2003, 2002 and 2001, as the Company generated net operating losses for income tax purposes for which there is no carryback potential. There is no deferred provision or benefit for income taxes recorded as the Company is in a net deferred tax asset position for which a full valuation allowance has been recorded due to uncertainty of realization.

The components of the deferred income tax asset are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss	$96,003	$78,832
Allowance for doubtful accounts	—	891
Depreciation and amortization	8,289	9,272
Restructuring accruals	1,661	1,961
Accrued vacation and other	3,397	5,153
Research & Development Tax Credit Carryover	518	518
Stock Compensation	1,347	4,978
Total gross deferred tax assets	111,215	101,605
Valuation allowance	(111,180)	(101,554)
Net deferred tax assets	35	51
Deferred tax liabilities
Depreciation and amortization	—	—
Stock compensation	—	—
Other	(35)	(51)
Total gross deferred tax liability	(35)	(51)
Net deferred tax	$—	$—

At December 31, 2003, we had federal and state net operating loss carryforwards of approximately $240 million and $62 million respectively. These federal and state net operating loss carryforwards expire at various dates beginning in 2018. The Company had foreign net operating losses of approximately $10 million at December 31, 2003. Due to the uncertainty that the Company will generate future earnings sufficient to realize the benefit of these net operating loss carryforwards, a valuation allowance for the full amount of the deferred tax asset has been recorded. Additionally, Section 382 of the Internal Revenue Code imposes annual limitations on the use of net operating loss carryforwards if there is a change in ownership, as defined, within any three-year period. The utilization of certain net operating loss carryforwards will be limited in accordance with Section 382, due to the Company’s capital stock transaction with CityNet Telecommunications, Inc.

Note 10—Impairment of Goodwill and Other Intangible Assets

The Company evaluated the recoverability of its goodwill in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets.

The Company performed the transitional test of the fair value of the reporting unit as of January 1, 2002 and concluded there was no impairment to goodwill. Fair value was determined based upon the public market value of the Company.

The Company performed its annual impairment test as of June 30, 2002. Based on the continuing deterioration and financial condition of the telecommunications industry and the decline in the Company’s stock price, we determined that impairment did exist related to the carrying value of goodwill recorded in connection with our acquisition of Tri-Quad Enterprises, Inc. Applying the two-step impairment test described in SFAS No. 142, we recorded a $4.5 million charge to reduce the carrying value of the goodwill to zero.

The aggregate amortization expense related to goodwill amounted to $0, $0, and $804 for the year ended December 31, 2003, 2002 and 2001, respectively. Assuming goodwill amortization had been discontinued at January 1, 2001, the comparable net loss and net loss per share would have been $(107.8) million and $(23.29), respectively, for the year ended December 31, 2001.

Note 11—Impairment of Long-Lived Assets

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

Based on impairment reviews performed in 2002, the Company recognized a $54.2 million impairment charge of which $3.0 million related to ATM equipment, $1.0 million related to its web-based pricing, quoting and provisioning software tool (Project Gemini), $1.6 million related to furniture and fixtures, and $48.6 million related to UTX assets. The Company’s plan to provide ATM services was discontinued for economic reasons and the equipment was offered for sale. The Company discontinued development activities on its web-based software tool because it determined that the telecommunication markets to which the web-based tool was directed had deteriorated significantly. Due to a projected decline in industry conditions and demand in certain markets, the carrying values of the Company’s UTX facilities were deemed to be impaired except for facilities in Chicago and Los Angeles. The fair value of the UTX assets was determined by the greater of the present value of discounted future cash flows or the current estimated salvage value for the assets. The assumptions supporting future cash flows and the discount rate were determined using the Company’s best estimates and with the assistance of an outside third-party expert.

Based on impairment reviews performed in 2003, the Company recognized an additional $5.0 million impairment charge for our UTX assets. The Company reviewed its assets and determined that an impairment existed as a result of circuit disconnections for the UTX assets located at Los Angeles, Washington D.C., New York, and Dallas. After the impairments were booked, the net book value of the Company’s UTX assets was $3.8 million. Of the $3.8 million in remaining net book value, the Chicago site has a net book value of $2.2 million and the difference is for our remaining UTX sites listed at salvage value.

In addition, the Company recognized an impairment of $1.6 million related to the payment of $3.3 million in 2001 in exchange for favorable pricing terms as described in Note 7 to the Consolidated Financial Statements. During the fourth quarter 2003, we assessed the future cash flows directly attributable to this asset using new revenue projections and historical churn rates and determined an impairment of $1.6 million was warranted. The remaining balance is $486 thousand at December 31, 2003 and the life has been shortened to one year.

Management believes that all necessary impairment adjustments have been made at December 31, 2003; however, management will continue to evaluate its long-lived assets for impairment based on specific events and circumstances.

Note 12—Restructuring

In the third quarter of 2002, the restructuring charge was reduced for facility exit costs by an additional $11.9 million due to successful lease negotiations with multiple landlords. This reduction in restructuring charge was partially offset by an additional restructuring charge of $2.3 million incurred in the third quarter 2002 after a subtenant terminated a rental agreement. In the three months ended December 31, 2002, restructuring charges of $273 thousand were reversed in relation to favorable negotiation of fees related to lease negotiations for restructured sites.

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

The following summarizes the significant components of the restructuring reserve from December 31, 2001 to December 31, 2002 and from December 31, 2002 to December 31, 2003:

	Balance at December 31, 2001	Incurred Cash Payments	Adjustments	Balance at December 31, 2002
Severance and benefits	$639	$(240)	$(399)	$—
Facility exit costs, net of estimated sublease recoveries	26,529	(12,258)	(9,257)	5,014
Other	554	(278)	(243)	33
Total	$27,722	$(12,776)	$(9,899)	$5,047

	Balance at December 31, 2002	Incurred Cash Payments	Adjustments	Balance at December 31, 2003
Facility exit costs, net of estimated sublease recoveries	$5,014	$(738)	$—	$4,276
Other	33	(33)	—	—
Total	$5,047	$(771)	$—	$4,276

As of December 31, 2003, sublease recoveries related to the restructured space specified above is estimated to be approximately $4.0 million through March of 2013.

Note 13—Executive Notes

During 2002, we recorded a charge of $1.7 million related to notes receivable from certain of our current and former executives. The notes evidenced loans made to these individuals, including loans made in part to cover exercise price and payroll tax obligations in connection with the exercise of options to acquire our common stock. Each note allows the individual to satisfy the outstanding principal balance thereof (and in one case, the principal and interest owed under the note) by returning a fixed number of shares of our common stock. The charge reduced the value of the notes receivable to the total amount we would receive if the notes were to be satisfied by the return of shares of our common stock, based on the closing price of our common stock on December 31, 2002. We adjust this charge as our stock price changes to reflect the value of the notes receivable as of each balance sheet date.

In the quarter ended September 30, 2003, the remainder of our officer notes and amounts of related accrued and unpaid interest were repaid by former officers through the return of 112,660 shares of our common stock. For the twelve months ended December 31, 2003, we reversed $640 thousand in reserves for these notes from the initial $1.7 million charged in 2002 due to an increase in the underlying stock price. The Company retired the returned shares in 2003.

Note 14—Equity Transactions

At December 31, 2003, the Company had 1,000,000,000 shares of $0.01 par value Common Stock authorized and 11,465,611 shares were issued and outstanding. From inception through June 23, 1999 the Company’s common stock had no designated par value and all dollar amounts ascribed to common stock transactions were reflected in the common stock account. Upon its reincorporation in Delaware in 1999, the Company’s common stock has a par value of $0.01 per share and the dollar amounts ascribed to common stock were adjusted to reflect this par value. All subsequent common stock transactions have been reported at the $0.01 par value per share with the residual reflected in additional paid-in capital.

On July 23, 2003, we issued to CityNet 6,567,168 newly issued shares of our common stock, representing approximately 55% of our outstanding common stock on a fully diluted basis (with any options and warrants having an exercise price in excess of $20.00, being excluded from the calculation of “fully diluted,” subject to CityNet’s right to receive compensating shares in the event that any of these options or warrants are subsequently exercised). As described in Note 3, CityNet paid to us $16 million in cash and transferred to us fiber optic rings located in Albuquerque, New Mexico and Indianapolis, Indiana having an estimated fair value of $200 thousand and we assumed certain liabilities of CityNet. In particular, we assumed $2 million in principal amount of a Promissory Note executed by CityNet and made to Electro Banque. The note is secured by the fiber optic ring located in Albuquerque, New Mexico, matures in a single installment on December 31, 2007 and does not bear interest until January 1, 2006; thereafter, it bears interest at 8% per annum. The increase in common stock and additional paid-in-capital as a result of this transaction amounted to approximately $13.1 million, which takes into effect the transfer of fiber optic rings to us and the stated promissory note, as well as the associated transaction costs. After paying expenses related to the Purchase Agreement, including interest and appraisal fees, the net proceeds from the Purchase Agreement were approximately $14.7 million.

On July 30, 2003, we announced a one-for-twenty reverse split of our common stock. The reverse split was effective at the close of business on August 8, 2003, and on August 11, 2003, our common stock began trading on a post-split basis. The reverse stock split was intended to help us regain compliance with the $1.00 per share minimum bid price requirement for continued listing of our common stock on the Nasdaq SmallCap Market. On August 22, 2003, the Panel granted our request for continued listing.

As of December 31, 2003 Common Stock shares reserved for issuance are as follows:

Common stock options	891,752
Common stock warrants	55,700

There were 247,948 and 251,231 shares added to the 1999 Stock Plan on January 1, 2003 and 2002, respectively. In accordance with the Plan, the maximum aggregate number of shares of the Company’s common stock that may be optioned and sold is 500,000 shares, plus an annual increase to be added on the first day of the Company’s fiscal year beginning in 2001 equal to the lesser of (i) 500,000 shares, (ii) 5% of the outstanding shares of common stock on such date, or (iii) a lesser amount determined by the Board.

There were 99,179 and 100,479 shares added to the 1999 Employee Stock Purchase Plan on January 1, 2003 and 2002, respectively. In accordance with the Plan, the maximum number of shares of the Company’s common stock which shall be made available for sale shall be 25,000 shares plus an annual increase to be added on the first day of the Company’s fiscal year beginning in 2001 equal to the lesser of (i) 150,000 shares, (ii) 2% of the outstanding shares of common stock on such date, or (iii) a lesser amount as determined by the Board.

Note 15—Common Stock Warrants

On November 10, 1999, we issued to a third party 5,700 common stock warrants, adjusted for the one-for-twenty reverse stock split, for services rendered in connection with the placement of our Series E preferred stock. The warrants were granted at an exercise price of $122.00 per common share and are exercisable at the option of the holder for a period of five years from November 10, 1999.

On July 23, 2003, we issued to a third party 50,000 common stock warrants, adjusted for the one-for-twenty reverse stock split, for services rendered in connection with the Purchase Agreement with CityNet. The warrants were granted at an exercise price of $4.40 per common share and are exercisable at the option of the holder for a period of four years from July 23, 2003.

Note 16—Related Party Transactions

On May 27, 1999, the Company executed a full-recourse promissory note in connection with a loan to an officer of the Company for a principal amount of $200 thousand with a per annum interest rate of 6%. The promissory note will become due and payable on April 30, 2004. In the quarter ended September 30, 2003, this note and amounts of related accrued and unpaid interest were repaid by the former officer through the return of shares of our common stock. The Company retired the returned shares in 2003.

On August 4, 1999, three of the Company’s officers were granted options to purchase a total of 1,000,000 shares of common stock at exercise prices ranging from $1.38 to $1.51 per share. These exercise prices were at or above the fair market value of the common stock on August 4, 1999. These stock options vested immediately and were exercised on the date of grant. In connection with the exercise, the UAI board of directors authorized loans to these officers, pursuant to non-recourse promissory notes for a total amount of $1,485,000 with an annual interest rate of 6%. The promissory notes will become immediately due and payable on August 4, 2004. In the quarter ended September 30, 2003, the final amount of principal on the notes was repaid through the return of shares of our common stock. The Company retired the returned shares in 2003, yet the related accrued and unpaid interest has not been paid in full and will become due and payable on August 4, 2004.

On September 28, 2001, certain officers were issued loans totaling $684 thousand by the Company to pay for the taxes associated with the exercise of zero cost stock option grants as described in Note 12 to the Consolidated Financial Statements.In the quarter ended September 30, 2003, these officer notes and amounts of related accrued and unpaid interest were repaid by former officers through the return of shares of our common stock. The Company retired the returned shares in 2003.

In July 2003, in connection with the closing under the Purchase Agreement, we entered into a lease maintenance agreement, whereby we agreed beginning in July 2003, to reimburse CityNet for office rent totaling approximately $20 thousand per month for three years. CityNet also agreed to monitor and maintain the fiber optic rings acquired  by us in connection with the investment. In exchange for providing such services, we agreed to pay CityNet $40 thousand per month. We terminated this maintenance agreement with CityNet in December 2003 pursuant to an agreement whereby we paid CityNet $90 thousand. In addition, in connection with the termination agreement, we also paid CityNet $50 thousand for the purchase of certain equipment necessary to maintain the two fiber optic rings and assumed from CityNet the purchase obligation of $2 thousand per month until June 25, 2005 for two circuits used in connection with such maintenance.

On November 1, 2003, the Company entered into a consulting agreement with board member to provide sales support for our government channel. The compensation for these services consists of a monthly fee of $10 thousand.

Note 17—Industry Segment and Geographic Information

The Company is primarily operating in one segment, the provisioning and management of client-specific network access solutions. Revenues from all other segments were non-significant.

From its inception through December 31, 2003, substantially all of the Company’s identifiable assets were located in the United States. During that same period, substantially all of the Company’s revenues were derived from sales to customers based in the United States.

During the fourth quarter 2000, the Company commenced European operations by opening an office in London and hiring key personnel. In 2001 these operations were restructured and by December 31, 2002, our office in London was closed and all activity relating to foreign operations was transferred to corporate headquarters in the United States.

Note 18—Employee Benefit Plans and Employment Agreements

Employee Savings and Benefit Plans

As of January 1, 1999, the Company implemented a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code, which covers substantially all of the Company’s employees. Employer contributions to the retirement savings plan are discretionary. During 2003, 2002, and 2001, there were no employer contributions.

Employment Agreements

The Company has entered into employment agreements with several of its key employees that have one-year terms, after which they are renewable for additional one-year periods. The employment agreements entitle the employee to receive certain severance payments if the company terminates the employee’s employment “without cause”, or the employee terminates employment for “good reason”, both as defined in the agreements. As of December 31, 2003, the amount to be paid in 2004 for employees terminated in 2003 with employment agreements is $54 thousand compared to $530 thousand paid to key employees in 2003 with employee agreements that were terminated as of December 31, 2002.

Employee Stock Purchase Plan

The Company instituted the Universal Access, Inc. 1999 Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan qualifies as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The Compensation Committee of the Board of Directors administers the Stock Purchase Plan. The Stock Purchase Plan permits eligible employees to purchase an aggregate of 25,000 shares plus an annual increase to be added on the first day of the Company’s fiscal year beginning in 2001, equal to the lesser of (i) 150,000 shares, (ii) 2% of the outstanding shares of common stock on such date or (iii) a lesser amount determined by the Board of

Directors. Shares are purchased for the benefit of the participants at the end of each six-month purchase period. The number of shares of the Company’s Common Stock purchased under the Stock Purchase Plan during the years ended December 31, 2003, 2002 and 2001 were 3,595, 10,005 and 15,657, respectively.

Stock Option Plans

In July of 1998, the Company’s Board of Directors adopted the 1998 Employee Stock Option Plan (the “1998 Plan”) for the Company’s directors, officers, employees and key advisors. The total number of shares of the Company common stock reserved for issuance under the 1998 Plan is 650,000. Awards granted under the plan are at the discretion of the Company’s Board of Directors, or a compensation committee appointed by the Board of Directors, and may be in the form of either incentive or nonqualified stock options. As of December 31, 2000, no shares of common stock were available for additional awards under the 1998 Plan.

In November 1999, the Company’s Board of Directors adopted the 1999 Stock Plan (the “1999 Stock Plan”) and the 1999 Director Option Plan (the “1999 Director Option Plan”). The 1999 Director Option Plan was effective on the effective date of the qualified initial public offering on March 17, 2000. Upon the qualified initial public offering, no further options were granted under the 1998 Plan. The 1999 Stock Plan provides for the grant of incentive stock options to employees, and the grant of non-statutory stock options and stock purchase rights to employees, directors and consultants. As of December 31, 2003, 1,226,321 shares of common stock were reserved for issuance pursuant to the 1999 Stock Plan. The 1999 Director Option Plan provides for the issuance of options to purchase 1,000 shares of common stock to each non-employee director upon the later of (i) the effective date of the 1999 Director Option Plan or (ii) when such person first becomes a non-employee director, and provides for the issuance of options to purchase 250 shares of common stock to each non-employee director on June 30 of each year, subject to certain limitations. As of December 31, 2003, 25,000 shares of common stock were reserved for issuance pursuant to the 1999 Director Option Plan.

The vesting term of options granted under the Plans is fixed by the Board of Directors, or compensation committee elected by the Board of Directors, but in no case are options exercisable for more than 10 years after the date the option is granted. For option grants to persons owning 10% of the voting power of all outstanding classes of the Company’s capital stock, the exercise price may not be lower than 110% of the fair market value on the date of the grant and the option term may not exceed 5 years.

The following information relates to stock options with an exercise price that was less than the fair market value of the underlying stock on the date of grant:

	Year Ended December 31,
	2003		2002		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at beginning of period	127,310	$15.80	171,101	$15.00	344,097	$27.80
Granted	—	—	—	—	80,000	—
Exercised	(20,500)	0.20	(25,155)	3.00	(142,838)	7.00
Forfeited	(99,060)	20.25	(18,636)	24.60	(110,158)	76.60
Balance at end of period	7,750	$0.20	127,310	$15.80	171,101	$15.00
Weighted average fair value of options
Granted during the period		$—		$—		$14.80

The following information relates to stock options with an exercise price that was equal to the fair market value of the underlying stock on the date of grant:

	Year Ended December 31,
	2003		2002		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares		Number of Shares	Weighted Average Exercise Price
Balance at beginning of period	355,818	$29.20	111,141	$191.60	382,021	$347.40
Granted	856,907	3.83	370,267	6.80	225,107	91.60
Exercised	(41,840)	3.08	(1,875)	71.00	(28,587)	21.20
Forfeited	(286,883)	13.93	(123,715)	107.40	(467,400)	271.20
Balance at end of period	884,002	5.30	355,818	$29.20	111,141	$191.60
Weighted average fair value of options
Granted during the period		$3.49		$4.20		$21.60

The following information relates to stock options as of December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.20	7,750	0.00	$0.20	7,750	$0.20
2.20-2.98	43,008	8.74	2.59	8,766	2.57
3.00-3.40	526,375	9.38	3.05	91,638	3.05
3.44-3.80	106,228	9.37	3.64	25,382	3.63
4.36-5.80	23,644	7.42	5.36	21,269	5.40
6.00-9.40	169,750	9.30	8.29	69,021	7.53
11.20-122.60	14,997	7.18	70.10	11,602	76.82

Note 19—Net Loss Per Share

The Company had potentially dilutive securities outstanding that were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been anti-dilutive. Such outstanding securities are convertible into the number of shares of common stock as set forth in the table below at December 31, 2003, 2002 and 2001.

	December 31,
	2003	2002	2001
Common stock options	891,752	483,128	282,242
Common stock warrants	55,700	5,700	5,700
Total potentially dilutive shares of common stock	947,452	488,828	287,942

Note 20—Subsequent Events

As of March 18, 2004, our landlords drew $652 thousand in letters of credit due to our non-payment of certain leases and a lease termination settlement reducing our restricted cash balance.

Note 21—Selected Consolidated Quarterly Financial Data (unaudited)

The tables below present unaudited quarterly statement of operations data for each of the last eight quarters through December 31, 2003. This information has been derived from unaudited financial statements that have been prepared on the same basis as the audited financial statements and, in our opinion, includes all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the information.

2003:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except share data)
Revenues	$15,670	$16,853	$18,591	$19,150
Operating Expenses:
Cost of circuit access (exclusive of depreciation, shown below)	10,486	12,349	12,579	12,753
Operations and administration (excluding stock compensation)	6,520	7,937	6,542	8,830
Operations and administration (Stock compensation)	129	200	246	389
Impairment of property, plant, and equipment	2,866	2,550	1,198	—
Depreciation and amortization	1,592	1,758	1,988	2,479
Total operating expenses	21,593	24,794	22,553	24,451
Operating income (loss)	(5,923)	(7,941)	(3,962)	(5,301)
Net income (loss)	$(5,815)	$(7,911)	$(4,020)	$(5,208)
Basic net income (loss) per weighted average share	$(0.51)	$(0.81)	$(0.81)	$(1.06)
Diluted net income (loss) per weighted average share	$(0.51)	$(0.81)	$(0.81)	$(1.06)

2002:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except share data)
Revenues	$20,926	$27,036	$24,113	$29,080
Operating Expenses:
Cost of circuit access (exclusive of depreciation of $1,260, $750, $376, and $338 respectively, shown below)	16,541	17,172	20,151	21,203
Operations and administration (excluding stock compensation)	7,721	10,730	19,748	15,494
Operations and administration (Stock compensation)	545	729	1,143	291
Impairment of property, plant, and equipment	8,202	—	46,025	—
Impairment of goodwill	—	—	4,472	—
Depreciation and amortization	2,886	3,082	4,803	5,086
Restructuring	(274)	(9,625)	—	—
Total operating expenses	35,621	22,088	96,342	42,074
Operating income (loss)	(14,695)	4,948	(72,229)	(12,994)
Net income (loss)	$(14,580)	$4,466	$(72,106)	$(12,616)
Basic net income (loss) per weighted average share	$(2.57)	$0.91	$(14.72)	$(2.57)
Diluted net income (loss) per weighted average share	$(2.57)	$0.89	$(14.72)	$(2.57)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of our disclosure controls and procedures (as required under paragraph (b) of Rule 15d-15 under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that we had effective procedures for recording, processing, summarizing, and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended. Our management designed our controls.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K is incorporated by reference from and will be contained in our definitive proxy statement for our annual meeting of stockholders to be filed with the SEC by April 29, 2004.

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

(b)   Reports on Form 8-K

On October 29, 2003, the Company filed with the SEC a report on Form 8-K, which was furnished pursuant to Item 5 of Form 8-K and which announced that Emilio Pardo had resigned as President of the Company, effective October 31, 2003.

On November 11, 2003, the Company filed with the SEC a report on Form 8-K, which was furnished pursuant to Item 7 and Item 12 of Form 8-K and which provided information on the financial results of the Company for the quarter ended September 30, 2003.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES
[Item 15(a) 1 and 2]

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

Schedule II

Valuation and Qualifying Accounts
For the Years Ended December 31, 2003, 2002 and 2001
(In thousands)

Descriptions of Allowance and Reserves	Balance at beginning of year	Additions	Deductions	Balance end of Year
December 31, 2003
Accounts receivable allowance for doubtful accounts	$1,728	$—	$1,221	$507
December 31, 2002
Accounts receivable allowance for doubtful accounts	$1,974	$3,208	$3,454	$1,728
December 31, 2001
Accounts receivable allowance for doubtful accounts	$1,003	$5,133	$4,162	$1,974

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger among the Company, Migration Corporation and Universal Access, Inc. dated July 18, 2001.(1)
2.2	Stock Purchase Agreement with CityNet Telecommunications, Inc. dated April 7, 2003.(2)
2.3	Letter agreement with CityNet Telecommunications, Inc. dated April 7, 2003.(2)
2.4	Letter agreement with CityNet Telecommunications, Inc. dated July 23, 2003.(3)
3.1	Restated Certificate of Incorporation of the Company.(4)
3.1.1	Amendment to the Restated Certificate of Incorporation of the Company.(3)
3.2	Amended and Restated Bylaws of the Company.(1)
4.1	Form of the Company’s Common Stock certificate.(3)
4.2	Amended and Restated Registration and Informational Rights Agreement dated June 28, 1999.(5)
4.3	Amended and Restated Registration and Informational Rights Agreement dated June 30, 1999.(5)
4.4	Registration Rights Agreement dated November 10, 1999.(5)
4.5	Registration Rights Agreement dated July 1, 2000.(6)
4.6	Registration Rights Agreement with CityNet Telecommunications, Inc. dated July 23, 2003.(3)
4.7	Form of warrant to purchase shares of Common Stock of the Company issued to Advanced Equities.(5)
4.8

Preferred Stock Rights Agreement, dated as of July 31, 2000, between Universal Access, Inc. and Wells Fargo, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.(7)

4.8.1	Assumption of and Amendment to the Universal Access, Inc. Preferred Stock Rights Agreement dated July 13, 2001.(1)
4.8.2	Second Amendment to the Universal Access Global Holdings Inc. Preferred Stock Rights Agreement dated April 7, 2003.(2)
4.9	Stockholders Agreement dated July 23, 2003.(3)
4.10	Warrant to purchase shares of Common Stock of the Company issued to Broadmark Capital, Inc. dated July 23, 2003.(3)
9	Voting Agreement between CityNet Telecommunications, Inc. and certain stockholders of the company dated, April 7, 2003.(2)
10.1	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.(5)
10.2	Amended 1998 Employee Stock Option Plan and forms of agreements thereunder.(5)
10.3	1999 Stock Plan and forms of agreements thereunder.(5)
10.4	1999 Director Option Plan and forms of agreements thereunder.(5)
10.5	1999 Employee Stock Purchase Plan.(5)
10.6	Form of Employment Agreement.(3)
10.7	Independent Contractor Agreement with Anthony Coelho on November 1, 2003.
10.8	Form of Private Line Service Contract.(8)
10.9†	Master Services Agreement with Level 3 Communications, LLC dated June 30, 2003.(9)
10.10†	Amended and Restated AT&T Master Carrier Agreement with AT&T Corp. dated May 31, 2000.(6)
10.11†	Master Service Agreement with Broadwing Communications Services, Inc. dated June 23, 2000.(6)
10.11.1†	Amendment to the Master Service Agreement with Broadwing Communications Inc. dated July 29, 2002.(4)

10.12†	Amended and Restated Master Service Agreement with WilTel Communications, LLC, formerly known as Williams Communications, LLC dated March 14, 2003.(10)
10.13†	Global Services Agreement with MCI WorldCom Communications, Inc. dated December 14, 1999.(5)
10.13.1†	First Amendment to Global Services Agreement with MCI WorldCom Communications, Inc. dated May 8, 2000.(6)
10.13.2†	Second Amendment to Global Services Agreement with MCI WorldCom Communications, Inc. dated September 11, 2000.(11)
10.13.3†	Third Amendment to the Global Services Agreement with MCI WorldCom Communications, Inc. dated July 31, 2002.(12)
10.14	Independent Contractor Agreement with Lance Boxer dated November 13, 2002.(10)
10.15	Notice of Stock Option Grant to Lance Boxer dated November 13, 2002.(10)
10.16	Notice of Stock Option Grant to Lance Boxer dated November 13, 2002.(10)
10.17	Guarantee and Security Agreement with CityNet Telecommunications, Inc. dated April 7, 2003.(2)
10.18	Maintenance Agreement entered into with CityNet Telecommunications, Inc. on July 23, 2003.
10.19	Letter Agreement entered into with CityNet Telecommunications, Inc. on November 20, 2003.
21	Subsidiaries of Company.
23.1	Consent of Independent Accountants.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)   Filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

(2)          Filed with the Company’s Current Report on Form 8-K dated April 11, 2003.

(3)          Filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.

(4)          Filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(5)          Filed with the Company’s Registration Statement on Form S-1 (No. 333-93039) filed with the Securities and Exchange Commission by the Company in connection with its initial public offering that became effective March 16, 2000.

(6)          Filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

(7)          Filed with the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on August 9, 2000.

(8)          Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(9)          Filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

(10)   Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(11)   Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(12)   Filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.

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

Universal Access Global Holdings Inc.
Dated: April 14, 2004	By:	/s/ Brian W. Coderre
Name: Brian W. Coderre Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Randall R. Lay	President, Chief Executive Officer (Principal	April 12, 2004
Randall Lay	Executive Officer) and Director
/s/ William J. Elsner	Chairman of the Board and Director	April 12, 2004
William J. Elsner
/s/ Anthony L. Coelho	Director	April 12, 2004
Anthony L. Coelho
/s/ Anthony S. Daffer	Director	April 12, 2004
Anthony S. Daffer
/s/ Anthony P. Dolanski	Director	April 12, 2004
Anthony P. Dolanski
/s/ H. Robert Gill	Director	April 12, 2004
H. Robert Gill
/s/ Ronald C. Kaufman	Director	April 12, 2004
Ronald C. Kaufman
/s/ Fred A. Vierra	Director	April 12, 2004
Fred A. Vierra