Form 10-Q
period 2004-03-31
UNIVERSAL ACCESS GLOBAL HOLDINGS INC
filed 2004-05-14
CIK 1070699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of the issuer’s common stock, par value $0.01, as of April 30, 2004 was 11,474,388 shares.

Universal Access Global Holdings Inc.

Form 10-Q

Note Regarding Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-Q entitled “Factors That May Affect Future Operating Results,” which may cause actual results to differ materially from those discussed in the forward-looking statements. The forward-looking statements in this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that could occur after the filing of this Form 10-Q. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC for a discussion of some of the risks and factors that may affect our business.

PART I. FINANCIAL INFORMATION

ITEM I. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$12,268	$16,740
Accounts receivable, less allowance for doubtful accounts of $360 and $507	5,500	5,293
Prepaid expenses and other current assets	2,237	2,717
Total current assets	20,005	24,750
Restricted cash	1,036	1,738
Property and equipment, net	6,566	7,944
Other long-term assets	692	651
Total assets	$28,299	$35,083

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,923	$2,556
Non-income taxes payable	1,361	1,285
Accrued carrier expenses	10,603	12,230
Accrued expenses and other current liabilities	1,874	1,729
Unearned revenue	8,758	9,178
Short-term restructuring liability	200	710
Total current liabilities	24,719	27,688
Notes payable	1,800	1,763
Security deposits payable	2,010	2,038
Restructuring liability	856	3,566
Total liabilities	29,385	35,055
Commitments and contingent liabilities (Note 7)
Stockholders’ equity (deficit):
Common stock, $.01 par value; 1,000,000,000 shares authorized; 11,473,111 and 11,465,611 shares issued and outstanding	115	115
Common stock warrants	540	540
Additional paid-in-capital	294,757	294,803
Deferred stock compensation	(504)	(721)
Accumulated deficit	(296,031)	(294,747)
Accumulated other comprehensive income	37	38
Total stockholders’ equity (deficit)	(1,086)	28
Total liabilities and stockholders’ equity (deficit)	$28,299	$35,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003

Revenues	$14,943	$19,151
Costs and operating expenses:
Cost of circuit access (exclusive of depreciation of $276 and $1,260 in 2004 and 2003 respectively, shown below)	9,726	12,753
Operations & administration	7,564	9,219
Restructuring charges/(credits)	(2,398)	—
Depreciation & amortization	1,339	2,479

Total costs and operating expenses	16,231	24,451

Operating loss	(1,288)	(5,300)
Other income, net	4	92

Net loss	$(1,284)	$(5,208)

Basic and diluted net loss per share	$(0.11)	$(1.06)
Weighted average shares used in computing basic and diluted net loss per share	11,473	4,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net cash used for operating activities	$(5,171)	$(4,270)
Cash flows from investing activities:
Capital expenditures, net	(2)	243

Net cash provided/(used) by investing activities	(2)	243
Cash flows from financing activities:
Release of restriction on cash balance	702	1,842
Issuance of common stock	1	1
Proceeds of notes receivable—employee	—	4

Net cash provided/(used) by financing activities	703	1,847
Effect of exchange rate changes on cash	(2)	—
Net increase/(decrease) in cash and cash equivalents	(4,472)	(2,180)
Cash and cash equivalents, beginning of period	16,740	12,353

Cash and cash equivalents, end of period	$12,268	$10,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Universal Access Global Holdings Inc. (“Holdings”) and its subsidiaries (collectively, “the Company” or “we”), and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Financial Statements and Notes thereto included in our 2003 Annual Report on Form 10-K. Results for fiscal 2004 interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2004. All numbers presented are in thousands, except share and per share amounts and where otherwise indicated.

Note 2—Liquidity

The consolidated financial statements have been prepared assuming the company will continue as a going concern. The company has experienced recurring losses from operations, negative operating cash flows, decreasing revenues, a net working capital deficiency, and has negative stockholders’ equity. Our ability to continue in the normal course of business is dependent upon our access to additional capital and the success of our future operations. We are actively soliciting possible investors and strategic partners; however, there can be no assurance that we will be successful in our efforts to obtain additional capital or improve our operating results and, therefore, that we will continue our operations in the normal course. Further, there can be no assurance that any such required funds will be available on attractive terms or that they will not have a significantly dilutive effect on the Company’s existing shareholders. We are actively discussing termination agreements with the landlords of facilities where the company is not recognizing any significant economic benefit to eliminate the rent payments. Beginning in February 2004 we stopped making certain rent payments in order to expedite the negotiating process. The monthly amount of rent payments that we are not making as of March 31, 2004 is approximately $248 thousand (including estimated operating expenses and taxes). We are also in discussions with various parties to sell all remaining UTX assets (including associated liabilities) to raise additional cash and reduce our monthly rent expense. In addition, we are actively researching the potential migration of our existing traffic at the remaining UTX sites to new facilities, as part of the effort to terminate the leases for the remaining UTX sites. There can be no assurance we will either sell the remaining UTX assets or reach termination agreements with the landlords of these sites.

Note 3—Property and Equipment

Property and equipment consist of the following:

	March 31, 2004	December 31, 2003
Furniture and fixtures	$1,083	$1,083
Leasehold improvements	1,441	1,441
UTX equipment	8,636	8,636
Computer hardware and software	21,470	21,465
Other equipment	625	625
Property and equipment, gross	33,255	33,250
Less: Accumulated depreciation and amortization	(26,689)	(25,306)
Property and equipment, net	$6,566	$7,944

Accumulated amortization related to capitalized software and website assets was $5.3 million and $4.8 million at March 31, 2004 and December 31, 2003, respectively.

Note 4—Other Long-term Assets

The Company has security deposits receivable classified as long-term totaling $692 thousand and $651 thousand at March 31, 2004 and December 31, 2003, respectively. These security deposits are paid to carriers, landlords and utility companies in the ordinary course of business.

Note 5—Restructuring

The restructuring program is substantially complete due to termination agreements that we have negotiated with the landlords. On March 10, 2004, we entered into a lease termination agreement with one of our landlords for $216 thousand in cash of which $141 thousand was restricted as a security deposit. On April 28, 2004, we entered into a lease termination agreement with one of our landlords under which the leases for two sites were terminated in consideration for $712 thousand in cash of which $512 thousand was restricted as a security deposit along with a $1 million promissory note. The promissory note is due in April 2006 with no interest and is convertible into a maximum of 400,000 shares of common stock if certain conditions are met in the future.  As a result of these successful negotiations, the restructuring reserve was reduced by $2.4 million in the first quarter 2004.  In the second quarter 2004, we will reduce the remaining $1.1 million in total restructuring reserves upon payment of the $200 thousand and issuance of the $1 million convertible note.

The following summarizes the significant components of the restructuring reserve from December 31, 2003 to March 31, 2004:

	Balance at December 31, 2003	Incurred Cash Payments	Adjustments	Balance at March 31, 2004
Facility exit costs, net of estimated sublease recoveries	$4,276	$(822)	$(2,398)	$1,056

Note 6—Term Loans

Pursuant to the terms of the Purchase Agreement with CityNet, on July 23, 2003, we assumed certain liabilities of CityNet. In particular, we assumed $2 million in principal amount of a promissory note executed by CityNet and made to Electro Banque.  The note is secured by the fiber optic ring in Albuquerque, New Mexico transferred to us from CityNet. The note matures in a single installment on December 31, 2007 and does not bear interest until January 1, 2006; thereafter, it bears interest at 8% per annum.  During the third quarter of 2003, we discounted the face value of the note using an imputed interest rate and recorded the book value of $1.7 million.  Due to the imputed interest, we recognized interest expense of $36 thousand in the first quarter of 2004.

Note 7—Commitments and Contingencies

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

We and certain of our former directors and officers are defendants in an action pending in the United States District Court for the Eastern District of Texas, Frandsen v. Universal Access, Inc., et al., No. 9:02CV103 (E.D. Tex.). This case is also captioned as In re: Universal Access, Inc. Securities Litigation Civil Action No. 9:02CV103. The complaint alleged causes of action for securities fraud in connection with public disclosures made by our officers between 2000 and 2002. We believe that the allegations against us are without merit. On March 7, 2003, the court granted a motion to dismiss the complaint and granted plaintiffs the opportunity to replead the complaint with respect to a minority of the alleged misstatements. On May 27, 2003, plaintiffs filed a second amended consolidated complaint. Pursuant to the Court’s September 17, 2003 order, on October 1, 2003, plaintiffs filed a revised second amended consolidated complaint. On February 23, 2004, the Court heard arguments on our motion to dismiss. On April 9, 2004, the court denied our motion to dismiss other than with respect to two of the defendants.  Plaintiffs are seeking $34.5 million.

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

In May 2004, AboveNet, Inc. filed a complaint against us in the United States Bankruptcy Court for the Southern District of New York, In re AboveNet, Inc. v Universal Access Global Holdings, Inc. In its complaint AboveNet seeks the payment of approximately $3.8 million plus interest, representing amounts allegedly paid to us in the 90 day period prior to the commencement date of AboveNet’s bankruptcy. AboveNet asserts it is entitled to the recovery under several theories, including that the payments were preferential transfers, fraudulent transfers, and fraudulent conveyances. We believe that AboveNet’s claims are without merit.

In connection with a lease buyout agreement completed in September 2002, we entered into a new lease for a reduced amount of office space at our principal offices. The new lease required us to deliver a letter of credit in the amount of $2.5 million to secure our obligations under the new lease by October 1, 2003. Delivering this letter of credit would reduce our cash and cash equivalents, and increase our restricted cash balance, by $2.5 million. We are currently under negotiations with the landlord concerning the $2.5 million deposit and have not paid this amount.

The Company leases UTX facilities, office facilities and certain equipment over periods ranging from two to fifteen years. Through March 31, 2004, the Company completed buyout agreements for certain leased office facilities and terminated early certain office facility leases, eliminating aggregate lease obligations of approximately $8.5 million. Rent expense for the three months ended March 31, 2004 and 2003 was approximately $1.8 million and $2.0 million, respectively. Future rentals for non-cancelable operating leases, inclusive of amounts in our restructuring liability, are as follows as of March 31, 2004 adjusted for the lease termination signed in April 2004:

2004	$4,757
2005	5,838
2006	5,719
2007	5,883
2008	6,082
Thereafter	18,088
Total minimum lease payments	$46,367

Additionally, the Company has entered into agreements with various telecommunications vendors to purchase minimum amounts of network services within a defined period, such as on a monthly basis. The Company paid vendors with minimum purchase commitments a total of $3.5 million and $5.5 million for the three months ended March 31, 2004 and 2003, respectively. Additionally, we have entered into agreements with certain of our suppliers that obligate us to purchase a defined percentage of our actual circuit orders from them if they meet certain pricing and other terms and conditions. The total amount of remaining purchase commitments at March 31, 2004 is as follows:

2004	$15,348
2005	17,025
2006	1,750
2007	—
2008	—
Thereafter	—
Total minimum purchase commitments	$34,123

The Company has standby letters of credit, which have been issued on its behalf totaling $1.0 million, collateralizing performance of certain contracts with carriers, state regulators, and landlords. These letters of credit directly relate to the operating leases, carrier agreements, and state requirements, which they secure, and expire according to the terms and conditions of these agreements.

The Company is involved in various legal matters in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Note 8—Stock-Based Compensation Plans

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

If we were to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 with respect to stock options granted and employee stock purchases for the three months ended March 31, 2004 and all prior periods, net loss would have increased, resulting in pro forma net losses and losses per share as presented below:

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(1,284)	$(5,208)
Less: Stock-based compensation expense determined under fair value method for all awards, net of related taxes	(652)	(264)
Pro forma net loss	$(1,936)	$(5,472)

Basic and Diluted net loss per share:
As reported	$(0.11)	$(1.06)
Pro forma	$(0.17)	$(1.11)

Note 9—Related Party Transactions

In July 2003, in connection with the closing under the CityNet Purchase Agreement, we entered into a lease maintenance agreement, whereby we agreed beginning in July 2003, to reimburse CityNet for office rent totaling approximately $20 thousand per month for three years. On April 25, 2004, we entered into an Idemnification Agreement with CityNet as a result of requesting CityNet to not pay the monthly rent in an attempt to negotiate the termination of the lease with the landlord.

Note 10 – Net income/(loss) per share

Basic net income/(loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted income/(loss) per share does not differ from basic income/(loss) per share since potential common shares from conversion of stock options and warrants are anti-dilutive for all periods presented.

Note 11 – Subsequent Events

On April 15, we received a letter from the Nasdaq notifying us that we did not meet its minimum market capitalization, shareholders’ equity or net income requirements and seeking additional information on our plans for regaining compliance. We sent a response on April 28, 2004, in which we described our plan for regaining compliance with the relevant Nasdaq requirements and requested that Nasdaq re-revaluate our status in 90 days.  For additional risks associated with a loss of our Nasdaq compliance, please see the section of this report entitled “Factors That May Affect Future Operating Results.”

On April 28, 2004, we entered into a lease termination agreement with one of our landlords under which the leases for two sites were terminated in consideration of the payment of $200 thousand in cash and $512 thousand in restricted cash along with a $1 million promissory note. The promissory note is due in April 2006 with no interest and is convertible into a maximum of 400,000 shares of common stock if certain conditions are met in the future. As a result of these successful negotiations, the restructuring reserve was reduced by $2.6 million in the first quarter 2004.  Please refer to Note 5 of the financial statements for additional information.

In May 2004, AboveNet, Inc. filed a complaint against us in the United States Bankruptcy Court for the Southern District of New York, In re AboveNet, Inc. v. Universal Access Global Holdings, Inc.  In its complaint, AboveNet seeks the payment of approximately $3.8 million plus interest, representing amounts allegedly paid to us in the 90 day period prior to the commencement date of AboveNet’s bankruptcy.  AboveNet asserts it is entitled to recovery under several theories, including that the payments were preferential transfers, fraudulent transfers, and fraudulent conveyances. We believe that AboveNet’s claims are without merit.

As of May 10, 2004, we have reached a verbal agreement to settle outstanding disputes totaling $3.2 million with one of our vendors. This settlement required us to make cash payments totaling $800 thousand in May 2004. In addition, we are required to pay an additional $1.1 million in cash over seven months. As of March 31, 2004, these amounts were accrued for in accrued carrier expenses.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to three months ended March 31, 2003

Overview

Our continued rate of cash usage and decline in revenues raises doubt regarding our ability to continue as a going concern, as noted by our independent auditor in its report on our financial statements for the twelve months ended December 31, 2003. Our revenues continued to decline in 2004 primarily as a result of terminations of circuit contracts exceeding new circuit sales. Price compression and excess capacity in the telecommunications marketplace also contributed to this decline. Beginning in February 2004, we did not pay certain lease payments where we were not realizing significant economic benefits in an attempt to terminate those leases.  In April 2004, we signed a termination agreement with a landlord to eliminate approximately $70 thousand in monthly lease payments in exchange for a payment of $200 thousand and $1 million promissory note that is convertible to stock if certain conditions are met in the future.  As a result of this lease termination, we recognized a credit to restructuring expense in the first quarter 2004 of $2.4 million.

Summary of Selected Operations Data for Three Months Ended March 31, 2004 and 2003

	(In Millions)
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
			Change from 2004 to 2003
			$	%
Revenues	$14.9	$19.2	$(4.3)	-22%
Cost of Circuit Access	9.7	12.8	(3.1)	-24%
Operations and Administration Expenses	7.6	9.2	(1.6)	-17%
Depreciation & Amortization	1.3	2.5	(1.2)	-44%
Restructuring and Other Nonrecurring Charges (Credits)	(2.4)	—	(2.4)	-100%

Revenues

The decrease in revenues in first quarter 2004 compared to the first quarter 2003 was attributable to circuit disconnections, lengthening new sales cycles, and price compression.

Cost of Circuit Access

The decrease in cost of circuit access in the first quarter 2004 compared to the first quarter 2003 was primarily attributable to the decrease in circuit revenues. As a percentage of total revenues, cost of circuit access decreased for the first quarter 2004 to 65% from 67% for the first quarter 2003.

Operations and Administration

The decrease in operations and administration expense in the first quarter 2004 compared the first quarter 2003 primarily resulted from the restructuring of personnel and rent. Employee compensation and related payroll taxes decreased to $2.5 million in first quarter 2004 from $2.8 million in the first quarter 2003. Our average number of employees decreased to 110 in 2004 compared to 115 in 2003. We expect headcount to remain relatively flat for 2004. Consulting fees decreased to $484 thousand in the first quarter 2004 compared to $999 thousand in the first quarter 2003 due to fees incurred in relation to the CityNet transaction along with fees incurred for services provided by our former interim CEO, Lance Boxer. Similarly, rent for corporate offices and sales offices decreased to $1.8 million in the first quarter 2004 from $2.0 million in the first quarter 2003, due primarily to termination of leases in 2003.

Depreciation and Amortization

Depreciation expense includes depreciation of furniture, fixtures, leasehold improvements and equipment at our office and UTX facilities. The decrease in depreciation in the first quarter 2004 compared to the first quarter 2003 was primarily attributable to impairment of UTX assets in 2002 and 2003.

Restructuring and Other Nonrecurring Charges

In the first quarter 2004, a restructuring liability of $2.4 million was reversed as a result of favorable lease negotiations for three restructured sites as described in Note 5.

LIQUIDITY AND CAPITAL RESOURCES

Although we are currently able to pay our debts as they become due, we may not have sufficient cash to satisfy our liquidity needs for the upcoming twelve months. As a result of our financial condition, our independent auditor has included an explanatory paragraph in its report on our financial statements for the twelve months ended December 31, 2003, expressing substantial doubt regarding our ability to continue as a going concern. This means that the auditor questions whether we can continue in business. Investors in our securities should carefully review the report prepared by our auditor. Our ability to continue in the normal course of business is dependent upon our access to additional capital and the success of our future operations. As of May 10, 2004, our unrestricted cash balance is approximately $11.5 million and our stockholders’ equity is negative. The success of our future operations is dependent on our ability to sell new services, manage our disconnect rate to a low level, negotiate with our carriers on outstanding billing disputes and purported purchase commitment shortfalls while avoiding large payments to maintain service, and to negotiate with landlords to lower our rent expense. We are actively soliciting possible investors and strategic partners, however, there can be no assurance we will raise additional capital or improve our operating results. If we are unable to access additional capital or improve operating results, we may not be able to continue our operations and we may be forced to seek bankruptcy protection. Furthermore, if we are required to sell equity to obtain additional capital, our shareholders would experience significant dilution; alternatively, if we obtain debt financing, our liabilities and future cash commitments will increase. There can be no assurance that we will be successful in our efforts to obtain additional capital and, therefore, that we will continue our operations in the normal course.

As a result of continued negative sales and disconnect trends in 2003 and 2004, we decided in 2004 to stop paying monthly rent under certain leases where we are not recognizing any economic benefit (although we are currently able to pay our debts as they become due). We are actively discussing termination agreements with the landlords of these premises to eliminate these monthly cash payments. The monthly amount of lease payments that we are not paying as of May 10, 2004 is approximately $248 thousand (including estimated operating expenses and taxes). As of May 10, 2004, we have not paid approximately $741 thousand in total rents. In 2004, our landlords received payments of approximately $653 thousand that were restricted as security deposits due to non-payment of our leases and lease termination agreements. On March 10, 2004, we terminated leases that will save us approximately $65 thousand a month, in exchange for a cash payment of $216 thousand of which $141 thousand was restricted as a security deposit.  We also signed an agreement with a different landlord on April 28, 2004 terminating two leases.  As a result, we eliminated approximately $72 thousand in monthly rent payments in exchange for a cash payment of $712 thousand of which $512 thousand was restricted as a security deposit along with a $1 million promissory note that is convertible into 400,000 shares of common stock if certain conditions are met in the future.

We are in also in discussions with various parties to assign or sell the remaining UTX assets (including associated liabilities) to raise additional cash and/or reduce our monthly rental expense. In addition, if we are unsuccessful in assigning or selling the remaining UTX assets, we are actively researching migrating our existing traffic at the these sites to new facilities in an effort to terminate the leases for the remaining UTX sites. Terminating these leases would further reduce our cash payments. There can be no assurance we will either assign or sell the remaining UTX assets or reach termination agreements with the landlords of these sites. If we are not able to reach termination agreements, we would likely face claims from landlords for nonpayment of rent.

We are also in discussions with several vendors to settle outstanding billing disputes.  We anticipate that we will have to make payments of at least $2 million over the next several months to settle these disputes. As of May 10, 2004, we have reached a verbal agreement to settle outstanding disputes totaling $3.2 million with one of our vendors. This settlement required us to make cash payments totaling $800 thousand in May 2004. In addition, we are required to pay an additional $1.1 million in cash over seven months.

The following summarizes our contractual obligations at March 31, 2004 adjusted for the lease termination signed in April 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Non-Cancelable Operating Leases (incl. restructured facilities)	Non Cancelable Purchase Commitments	Total
2004	$4,757	$15,348	$20,105
2005	5,838	17,025	22,863
2006	5,719	1,750	7,469
2007	5,883	—	5,883
2008	6,082	—	6,082
Thereafter	18,088	—	18,088
Total	$46,367	$34,123	$80,490

Our principal uses of cash are to fund operating losses, working capital requirements and some limited capital expenditures. Our capital expenditures will be limited to the enhancement of selected elements of our IT tools to help us achieve our sales objectives and we will continue to seek out new data resources relating to the provisioning of circuits.

Restricted cash was $1.0 million at March 31, 2004, declining approximately $700 thousand from a balance of $1.7 million at December 31, 2003. In 2004, certain landlords have received payments of $653 thousand that were restricted as security deposits due to non-payment of our leases and lease termination agreements. Restricted cash consists of letters of credit issued to real estate landlords, a credit card company, a telephone company and state regulators.

Cash used by operating activities in the first quarter 2004 was $5.2 million, compared to $4.3 million for the first quarter 2003. The increase in cash used by operating activities was due primarily to the payments incurred to settle long term leases discussed in Note  5. Cash used by investing activities was $2 thousand in the first quarter 2004 compared to cash provided of $243 thousand in the first quarter 2003.  The decrease is the result of higher fixed asset sales in the first quarter of 2003.

Cash provided by financing activities was $700 thousand in the first quarter 2004 compared to $1.8 million in the first quarter 2003.  The decrease is the result of movement of restricted cash to unrestricted cash due to non-payment of our leases and lease termination agreements .

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

The issuance by our independent auditor of its report concerning our ability to continue as a going concern could have a material adverse effect on our business, financial condition and stock price. For example, among other things, as a result of concerns regarding our financial viability, prospective and existing customers may not desire to entrust us with their network capacity requirements, thus making it difficult for us to increase or maintain our revenues. Additionally, our carrier suppliers may demand security deposits or accelerated payment terms as a condition to providing services to us, thus increasing our costs of operations. If any of these events or similar events occurs, it may have a material adverse effect on our business, financial condition and trading price of our common stock. For a more detailed discussion of these risks, see the risk factors below.

If our financial condition continues to deteriorate, our carrier suppliers may demand security deposits or accelerated payment terms.

Certain of our carrier suppliers might claim the right to demand a security deposit or accelerated payment terms from us due to our financial condition. Our carrier suppliers may further seek to bill us for purported failure to meet purchase commitments or purported under billings or other billings notwithstanding factual or legal disputes regarding any such purported failure. If we are required to pay any of these amounts, our cash resources could be materially diminished. Alternatively, if we do not make these payments, carrier suppliers may be unwilling to continue to do business with us. Some of these failures may be claimed by incumbent local exchange carriers, which historically have been reluctant to engage in negotiations on such matters and if they do engage in negotiations, often refuse to significantly reduce the amounts they claim we owe. Such disputes may also affect the willingness of suppliers to provide us with capacity or other services, which would reduce our operating flexibility and ability to deliver services to existing or potential customers. If the supplier in any such dispute enters a bankruptcy or similar proceeding, our business relationship with the supplier could be disrupted, which would impair our ability to negotiate. As of March 31, 2004, we had $18.9 million in open billing disputes with carriers.

We have incurred substantial losses since our inception, and if we fail to generate significantly higher revenues and reduce our costs, we will be unable to achieve and maintain profitability and may be unable to continue our operations.

We have incurred significant losses since inception and expect to continue to incur losses in the future. As of March 31, 2004, we had an accumulated deficit of $296 million. Our revenues have decreased to $14.9 million in the first quarter of 2004 from $19.1 million in the first quarter of 2003. We cannot be certain that we will be successful in reducing our costs, that we will be able to significantly increase our revenues, or that we will achieve sufficient revenues in order to become profitable. We expect to continue to incur expenses in order to:

•  Develop and sell new service offerings, such as software or information based products;

•  Expand sales and marketing channels, including our government markets group;

•  Enhance our UIX database and develop other intellectual property; and

•  Continue operating our UTX facilities.

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

Although we are currently able to pay our debts as they become due, in an effort to reduce our operating expenses, we have chosen not to pay certain landlords and seek agreements to terminate leases with these landlords. One of these landlords has filed suit against us seeking to evict us from the facility and requiring us to pay unpaid rent amounts. If we are unsuccessful in negotiating lease termination agreements, other landlords may also file lawsuits against us seeking to evict us, terminate the lease, or require payment of amounts due under all or a portion of the remainder of the term of the lease. If we are unable to reach agreements to terminate these leases, or the landlords file lawsuits against us, we may be required to file for protection under bankruptcy law. If a landlord terminates a lease for non-payment or we are evicted from our facilities, it may adversely affect our operations, limit our ability to increase our revenues, and increase our cost of operating.

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

In 2002, we moved from the Nasdaq National Market System to the NASDAQ Small Cap Market. As a result, future capital raising activities and acquisitions may be more difficult due to increased state securities laws compliance obligations. The Nasdaq Small Cap Market requires a minimum bid price of $1.00 for continued listing. On June 3, 2003, we received a Nasdaq Staff Determination indicating that we had failed to comply with the $1.00 per share minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4) and that our securities were, therefore, subject to delisting from the Nasdaq SmallCap Market. On July 21, 2003, our stockholders approved a reverse stock split in an effort to increase our stock price. On July 24, 2003, we had a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. On August 11, 2003, our stock began trading on a post split basis. On August 22, 2003, the Panel granted our request for continued listing. On April 15, 2004, we received a letter from the Nasdaq notifying us that we did not meet its minimum market capitalization, shareholder’s equity or net income requirements and seeking additional information on our plans for regaining compliance. We sent a response on April 28, 2004, in which we described our plan for regaining compliance with the relevant Nasdaq requirements and requested that Nasdaq re-revaluate our status in 90 days.

If we fail to regain the minimum requirements for Nasdaq listing in the future and we are de-listed from the Nasdaq Small Cap Market, our common stock would trade, if it traded at all, in the over-the-counter market, which most investors view as a less desirable, less liquid marketplace. Among other things, this would place increased regulatory burden upon brokers, making them less likely to make a market in our stock. Loss of our Nasdaq Small Cap Market status would likely make it more difficult for us to raise capital in the future. If we lose our Nasdaq Small Cap Market status, stockholders may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our common stock thereby reducing the liquidity of our stock, making it difficult for a stockholder to buy or sell our stock at competitive market prices, or at all. In addition, we may lose support from institutional investors, brokerage firms and market makers that may currently buy and may sell our stock and provide information to investors about us. Delisting could also cause the price of our stock to decrease further.

If we fail to manage our cost reduction efforts and future expansion effectively, our ability to operate and to increase our services and customer base could suffer.

Our ability to successfully offer our services and implement our business plan in a rapidly evolving market requires effective planning and management of our operations, including our workforce. At December 31, 1997, we had five employees. By the first quarter 2001, we had over 400 full-time employees. Since that time, we have reduced our headcount to approximately 110 full-time employees as of March 31, 2004. These periods of growth and headcount reductions and potential growth in future operations will continue to place a significant strain on our management systems and resources. We cannot be sure that our reduced workforce will be sufficient for us to identify and take advantage of market opportunities and manage multiple relationships with various customers, suppliers and other third parties. If our operations and headcount grow in the future, we expect that we will need to improve our financial and managerial controls, reporting systems and procedures, and expand, train and manage our workforce, and we cannot be sure that will be able to manage this potential expansion effectively.

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

For example, from time to time we enter into long-term agreements with communications transport suppliers for the supply and installation of communications network capacity. These agreements may generally provide for minimum revenue commitments from us, which we must negotiate based on forecasts of our future network capacity requirements. At March 31, 2004, these minimum purchase commitments totaled approximately $1.8 million per month. Our aggregate actual purchases under these contracts, which averaged approximately $1.2 million per month in the first quarter 2004, have not exceeded these minimum purchase commitments for certain vendors.  When our actual purchases fall short of contractual commitments, we may seek to negotiate alternate arrangement with these suppliers.  In the event that these negotiations are unsuccessful, we may be left with a shortfall that could affect our operating margins or result in a dispute or litigation with the supplier.  If we fail to forecast our network capacity requirements accurately or fail to accurately forecast other aspects of our business, it will be difficult for us to meet these minimum purchase commitments or to become profitable. In addition, it may be difficult for us to meet these minimum purchase commitments if our customers refuse to use capacity provided by a supplier that has filed for bankruptcy protection or is otherwise financially distressed.  Management believes we are adequately reserved for any commitment shortfalls.

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

Moreover, while recent regulatory initiatives allow carriers such as us to interconnect with incumbent local exchange carrier facilities and to obtain unbundled network elements from incumbent local exchange carriers, certain initiatives also provide increased pricing flexibility for, and relaxation of regulatory oversight of, incumbent local exchange carriers. This may permit incumbent local exchange carriers to use revenues generated from non-competitive services to subsidize services that compete with our services, allowing them to offer competitive services at lower prices. Existing laws also restrict the Regional Bell Operating Companies from fully competing with us in the market for interstate and international long-distance telecommunications services, but also permit the FCC to lessen or remove some restrictions. Recently the Bell companies have received FCC permission to offer long-distance services to customers in a majority of states. These FCC decisions under existing law, or future amendments to Federal telecommunications laws permitting the regional Bell operating companies to compete fully with us in this market may result in a reduction to our revenues from these services if these companies are able to attract substantial business from our customers.

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

•  Reduced liquidity resulting from our transfer from the Nasdaq National Market to the Nasdaq SmallCap Market, or the actual or potential delisting of our stock from the Nasdaq SmallCap Market;

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

Historically, a substantial portion of our revenues has come from a limited number of customers. For example, our three largest customers accounted for approximately 56%, 39%, and 31% of our total revenues in 2001, 2002, and 2003, respectively. In the first quarter of 2004, our three largest clients accounted for approximately 32% of our total revenues compared to approximately 38% in the first quarter of 2003.  Although the percentage of our revenues derived from our three largest customers has declined over the three past years, we continue to have a significant number of contracts with these customers and derive a significant portion of our revenues from these customers. These contracts expire on various dates between now and March 2005. If, through a bankruptcy proceeding or otherwise, we lose one or more large customers, or if one or more of our large customers reduces the services they purchase from us or otherwise renegotiates the terms on which they purchase services from us and we fail to add new customers, our revenues could decline and our results of operations would suffer.

We have assumed indebtedness that could restrict our future operating activities.

In April 2004, we entered into a lease termination agreement with one of our landlords under which the leases for two sites were terminated in consideration of a cash payment along with a $1 million promissory note. The promissory note is due in two years with no interest and is convertible into a maximum of 400,000 shares of common stock if certain conditions are met in the future.  In addition, in connection with the closing of the Purchase Agreement with CityNet in July 2003, we assumed $2 million in principal amount of a promissory note executed by CityNet and made to Electro Banque. The note is secured by the fiber optic ring located in Albuquerque, New Mexico and related assets, matures in a single installment on December 31, 2007 and does not bear interest until January 1, 2006; thereafter, it bears interest at 8% per annum. The loan documents provide that we will not sell the fiber optic ring unless we make certain payments to Electro Banque. This restriction might prevent us from pursuing potentially advantageous business opportunities. In addition, our ability to repay the above described indebtedness when due will depend upon our ability to generate sufficient revenue, or to renegotiate or replace a portion of the indebtedness on terms and conditions favorable to us, if at all. There can be no assurance that we will generate sufficient revenue or be able to renegotiate or replace the indebtedness on terms and conditions favorable to us.

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

We have no patented technology that would preclude or inhibit competitors from replicating our business. We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our intellectual property. We have applied for registration of certain of our service marks in the United States and in other countries, and have obtained registrations for certain of our service marks in the United States, Canada, the European Union, Australia, Korea, Indonesia, Mexico, Thailand, Switzerland, New Zealand, Taiwan, and Singapore. Even if additional registrations are granted, we may be limited in the scope of services for which we may exclusively use our service marks. We enter into confidentiality agreements with our employees, consultants and partners, and we control access to, and distribution of, our proprietary information. Our intellectual property may be misappropriated or a third party may independently develop similar intellectual property. Moreover, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Unauthorized use of any of our proprietary information could expose us to competition, which would harm our ability to attract new and existing customers and generate revenues.

CityNet owns a majority of our outstanding common stock, which may discourage third party offers to acquire us.

CityNet has significant control over us. CityNet owns approximately 55% of our outstanding common stock on a fully-diluted basis (excluding those options and warrants outstanding at July 23, 2003 having an exercise price above $20.00 per share). In addition, CityNet has designated five of the members of our board of directors, including the chairman. The extent of CityNet’s control over us may have the effect of discouraging third party offers to acquire us.

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

A small number of our current stockholders hold a substantial number of shares of our common stock. Pursuant to the terms of the Purchase Agreement we entered into with CityNet on July 23, 2003, we also concurrently entered into a stockholders agreement with CityNet, ICG Holdings, Inc., ComVentures and two of our former executives. Under this agreement, these stockholders, including CityNet, among other things, have agreed to limitations on their ability to dispose of shares of Common Stock until July 23, 2004, which is twelve months after the closing under the purchase agreement, except as otherwise agreed to by the vote of a majority of our board. These stockholders beneficially own approximately 75% of our outstanding common stock. Sales of a substantial number of shares of our common stock or market expectations that these sales may occur could cause our stock price to fall. In addition, the sale of these shares could make it difficult for us to raise necessary capital by issuing additional common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2004, all of our investments were in cash and cash equivalents.

Interest Rate Sensitivity

We maintain our cash equivalents primarily in a portfolio comprised of commercial paper, money market funds, and investment grade debt securities. As of March 31, 2004, all of our investments had maturities of less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Exchange Rate Sensitivity

We currently operate primarily in the United States, and substantially all of our revenues and expenses to date have been in U.S. dollars. Accordingly, we have had no material exposure to foreign currency rate fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of our disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of the filing date of this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that we had sufficient procedures for recording, processing, summarizing, and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended. Our controls were designed by our management.

There have not been any significant changes to our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 9, 2004, in a matter pending against us and some of our former officers and directors in the United States District Court for the Southern District of Texas and captioned In re: Universal Access, Inc. Securities Litigation Civil Action No. 9:02LV103, the court denied our motion to dismiss other than with respect to two of the defendants.  The complaint in this matter alleges causes of action for securities fraud in connection with public disclosures made by our officers between 2000 and 2002.

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

In May 2004, AboveNet, Inc. filed a complaint against us in the United States Bankruptcy Court for the Southern District of New York, In re AboveNet, Inc. v. Universal Access Global Holdings, Inc.  In its complaint, AboveNet seeks the payment of approximately $3.8 million plus interest, representing amounts allegedly paid to us in the 90 day period prior to the commencement date of AboveNet’s bankruptcy.  AboveNet asserts it is entitled to recovery under several theories, including that the payments were preferential transfers, fraudulent transfers, and fraudulent conveyances. We believe that AboveNet’s claims are without merit.

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

4.8.1	Assumption of and Amendment to the Universal Access, Inc. Preferred Stock Rights Agreement

dated July 13, 2001.(1)
4.8.2	Second Amendment to the Universal Access Global Holdings Inc. Preferred Stock Rights Agreement dated April 7, 2003.(2)
4.9	Stockholders Agreement dated July 23, 2003.(3)
4.10	Warrant to purchase shares of Common Stock of the Company issued to Broadmark Capital, Inc. dated July 23, 2003.(3)
10.20	Indemnification Agreement with CityNet Telecommunications, Inc. dated April 25, 2004.
10.21	Convertible Promissory Note with Lafayette Business Park, LLC dated April 28, 2004.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b)           Reports on Form 8-K:

On January 7, 2004, the Company filed with the SEC a report on Form 8-K, which was furnished pursuant to Item 5 of Form 8-K and which announced that Carolyn F. Katz had resigned from the Board of Directors of the Company, effective December 31, 2003.

On January 27, 2004, the Company filed with the SEC a report on Form 8-K, which was furnished pursuant to Item 5 of Form 8-K and which announced that Les W. Hankinson had resigned as Senior Vice President, Sales of the Company, effective January 20, 2004.

On February 5, 2004, the Company filed with the SEC a report on Form 8-K, which was furnished pursuant to Item 5 of Form 8-K and which announced that the Company had appointed Valerie R. Ianieri as its Senior Vice President and Chief Sales Officer, effective January 28, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC.
(Registrant)

Dated: May 14, 2004	By:	/s/ BRIAN W. CODERRE
Name: Brian W. Coderre
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)