Form 10-Q
period 2004-06-30
UNIVERSAL ACCESS GLOBAL HOLDINGS INC
filed 2004-08-16
CIK 1070699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the issuer’s common stock, par value $0.01, as of July 31, 2004 was 11,474,066 shares.

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

PART I. FINANCIAL INFORMATION

ITEM I. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$8,806	$16,740
Accounts receivable, less allowance for doubtful accounts of $305 and $507, respectively	4,590	5,293
Prepaid expenses and other current assets	1,998	2,717
Total current assets	15,394	24,750
Restricted cash	852	1,738
Property and equipment, net	5,119	7,944
Other long-term assets	682	651
Total assets	$22,047	$35,083

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,501	$2,556
Non-income taxes payable	1,212	1,285
Accrued carrier expenses	7,665	12,230
Accrued expenses and other current liabilities	2,948	1,729
Unearned revenue	8,299	9,178
Short-term restructuring liability	—	710
Notes payable	2,707	1,763
Total current liabilities	26,332	29,451

Security deposits payable	1,831	2,038
Restructuring liability	—	3,566
Total liabilities	28,163	35,055
Commitments and contingent liabilities (Note 9)
Stockholders’ equity (deficit):
Common stock, $.01 par value; 1,000,000,000 shares authorized; 11,474,066 and 11,465,611 shares issued and outstanding	115	115
Common stock warrants	540	540
Additional paid-in-capital	294,754	294,803
Deferred stock compensation	(334)	(721)
Accumulated deficit	(301,228)	(294,747)
Accumulated other comprehensive income	37	38
Total stockholders’ equity (deficit)	(6,116)	28
Total liabilities and stockholders’ equity (deficit)	$22,047	$35,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues	$13,274	$18,591	$28,217	$37,742
Costs and expenses:
Cost of circuit access (exclusive of depreciation shown below)	9,484	12,579	19,210	25,332
Operations & administration	7,510	6,788	15,074	16,008
Restructuring credits	—	—	(2,398)	—
Impairment of property, plant & equipment	293	1,198	293	1,198
Depreciation & amortization	1,173	1,988	2,512	4,467

Total costs and expenses	18,460	22,553	34,691	47,005
Operating loss	(5,186)	(3,962)	(6,474)	(9,263)
Other income/(loss), net	(12)	(58)	(7)	34

Net loss	$(5,198)	$(4,020)	$(6,481)	$(9,229)

Basic and diluted net loss per share	$(0.45)	(0.81)	$(0.56)	$(1.87)
Weighted average shares used in computing basic and diluted net loss per share	11,454	4,946	11,473	4,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003

Cash flows from operating activities:
Net cash used for operating activities	$(8,797)	$(8,970)
Cash flows from investing activities:
Capital expenditures, net	(23)	251
Net cash provided/(used) by investing activities	(23)	251
Cash flows from financing activities:
Proceeds from short-term notes payable	—	5,000
Proceeds from issuance of common stock	—	65
Proceeds from notes receivable—employee	—	4
Release of restriction on cash balance	886	1,842
Net cash provided (used) by financing activities	886	6,911
Effect of exchange rate changes on cash	—	3
Net increase/(decrease) in cash and cash equivalents	(7,934)	(1,805)
Cash and cash equivalents, beginning of period	16,740	12,353

Cash and cash equivalents, end of period	$8,806	$10,548

Non-Cash Financing Activities:
Note payable – lease termination settlement	852	—
Redemption of notes receivable using outstanding stock	—	791

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Universal Access Global Holdings Inc. (“Holdings”) and its subsidiaries (collectively, “the Company” or “we”), and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements have been prepared assuming the company will continue as a going concern and no adjustments have been made as a result of the bankruptcy proceeding described in Note 2 below. Certain information and footnote disclosures in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Financial Statements and Notes thereto included in our 2003 Annual Report on Form 10-K. Results for fiscal 2004 interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2004. All numbers presented are in thousands, except share and per share amounts and where otherwise indicated.

Note 2 – Subsequent Event/Bankruptcy Filing

On August 4, 2004, the Company and all of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Illinois. The Company is currently operating as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. In general, as a debtor-in-possession, the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. We expect that the cases will be consolidated and jointly administered. The filings have been assigned the following case numbers:

•                  Universal Access Global Holdings  Inc. - 04B28747

•                  Universal Access, Inc. - 04B28752

•                  Tri Quad Enterprises, Inc. -  04B28755

•                  Universal Access Communications  Inc. -  04B28762

•                  Universal Access of Virginia, Inc. - 04B28768

Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against the Company, including most actions to collect pre-petition indebtedness or to exercise control of the property of the Company’s estate. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities that are not otherwise resolved will be subject to settlement under a plan of reorganization.

Under Section 365 of the Bankruptcy Code, the Company may assume or reject certain executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. In general, rejection of an unexpired lease or executory contract is treated as a pre-petition breach of the lease or contract in question. Counterparties to these rejected contracts or leases may file proofs of claim against the Company’s estate for damages relating to such breaches. The United States Trustee for the Northern District of Illinois has appointed an official committee of unsecured creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court. The rights and claims of various creditors and security holders will be determined by a plan of reorganization that is confirmed by the Bankruptcy Court, or by other orders of the Bankruptcy Court, such as an order approving our election to sell our business under Section 363 of the Bankruptcy Code.

All of the Debtors' Notes payables is now in default due to the Chapter 11 filing. Accordingly, the accompanying Condensed Consolidated Balance Sheet as of June 30, 2004 reflects the classification of the Notes payables as a current liability.

Accounting Impact – Beginning in the third quarter of 2004, the Company will be required to follow Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Pursuant to SOP 90-7, the Company’s pre-petition liabilities that are subject to compromise will be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.

Pro-Forma Balance Sheet Information – Our condensed consolidated balance sheet, prepared as if we had filed petitions for reorganization under Chapter 11 at June 30, 2004, is as follows:

PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET OF UNIVERSAL ACCESS GLOBAL HOLDINGS, INC

(Unaudited)

(Dollars in thousands)

Current Assets:
Cash and cash equivalents	$8,806
Accounts receivable	4,590
Prepaid expenses and other current assets	1,998
Total current assets	15,394

Property and equipment, net	5,119
Restricted cash	852
Other long term assets	682

Total assets	$22,047

Liabilities subject to Compromise:
Notes Payable	$2,707
Other liabilities	25,456
Total liabilities	28,163

Equity	(6,116)

Total liabilities and equity	$22,047

Note 3—Liquidity

The company has experienced recurring losses from operations, negative operating cash flows, decreasing revenues, a net working capital deficiency, and has negative stockholders’ equity.  As a result of continued negative operating results in 2003 and 2004, we decided in 2004 to stop paying monthly rent under certain leases where we are not recognizing any economic benefit. The monthly amount of lease payments that we are not paying as of June 30, 2004 is approximately $248 thousand (including estimated operating expenses and taxes). As of June 30, 2004, we have not paid approximately $1.1 million in total rents, which are included in the accrued expenses and other current liabilities line of the balance sheet. In 2004, our landlords received payments of approximately $837 thousand that were restricted as security deposits due to non-payment of our leases and lease termination agreements.

We are in also in discussions with various parties to assign most of the UTX assets (including associated liabilities) to reduce our monthly rental expense.

Note 4—Property and Equipment

Property and equipment consist of the following:

	June 30, 2004	December 31, 2003
Furniture and fixtures	$1,038	$1,083
Leasehold improvements	1,151	1,441
UTX equipment	8,441	8,636
Computer hardware and software	21,488	21,465
Other equipment	571	625
Property and equipment, gross	32,689	33,250
Less: Accumulated depreciation and amortization	(27,570)	(25,306)
Property and equipment, net	$5,119	$7,944

Accumulated amortization related to capitalized software and website assets was $5.1 million and $4.8 million at June 30, 2004 and December 31, 2003, respectively.

Note 5 – Impairment of Long-Lived Assets

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

For the three months ended June 30, 2004, we reviewed our assets and determined that an impairment existed as a result of decrease in market value for the fiber optic rings located in Indianapolis, Indiana and Albuquerque, New Mexico for which a charge was taken for $64 thousand. We also recognized an impairment charge as a result of the lease terminations described in Note 7 for the assets located in Santa Clara, California for which a charge was taken for $229 thousand. For the three months ended June 30, 2003, we reviewed our assets and determined that an impairment existed as a result of circuit disconnections for which a charge was taken for the UTX assets located at Los Angeles for $1.2 million.

Management believes that all necessary impairment adjustments have been made at June 30, 2004; however, management will continue to evaluate its long-lived assets for impairment based on specific events and circumstances.

Note 6—Other Long-term Assets

The Company has security deposits receivable classified as long-term totaling $682 thousand and $651 thousand at June 30, 2004 and December 31, 2003, respectively. These security deposits are paid to carriers, landlords and utility companies in the ordinary course of business.

Note 7—Restructuring

The restructuring program is complete due to lease termination agreements that we have negotiated with our landlords. On March 10, 2004, we entered into a lease termination agreement with one of our landlords for $216 thousand in cash, of which $141 thousand was restricted as a security deposit. On April 28, 2004, we entered into a lease termination agreement with one of our landlords under which the leases for two sites were terminated in consideration for $712 thousand in cash, of which $512 thousand was restricted as a security deposit, and a $1 million promissory note. The promissory note is due in April 2006 with no interest and is convertible into a maximum of 400,000 shares of common stock if certain conditions are met in the future.  As a result of these negotiations, the restructuring reserve was reduced to zero in the first six months of June 30, 2004.

The following summarizes the activity of the restructuring reserve from December 31, 2003 to June 30, 2004:

	Balance at December 31, 2003	Incurred Cash Payments	Note Payable Issued	Adjustments	Balance at June 30, 2004
Facility exit costs, net of estimated sublease recoveries	$4,276	$(1,025)	$(853)	$(2,398)	$—

Note 8—Term Loans

Pursuant to the terms of the Stock Purchase Agreement (“Purchase Agreement”) with CityNet Telecommunications, Inc. (“CityNet”), on July 23, 2003,  we assumed $2 million in principal amount of a promissory note executed by CityNet and made to Electro Banque.  The note is secured by the fiber optic ring in Albuquerque, New Mexico transferred to us from CityNet. The note matures in a single installment on December 31, 2007 and does not bear interest until January 1, 2006; thereafter, it bears interest at 8% per annum.  During the third quarter of 2003, we discounted the face value of the note using an imputed interest rate and recorded the present value of $1.7 million.

On April 28, 2004, we entered into a lease termination agreement with one of our landlords under which the leases for two sites were terminated in consideration for cash and a $1 million promissory note. The promissory note is due in April 2006 with no interest.   We discounted the face value of the note using an imputed interest rate and recorded the present value of $853 thousand.  We recognized interest expense of $55 thousand in the second quarter of 2004 and $92 thousand for the six months ended June 30, 2004.

Note 9—Commitments and Contingencies

In November 2001, a complaint captioned In re: Initial Public Offering Securities Litigation was filed in federal district court for the Southern District of New York on behalf of a purported class of persons who purchased our stock between March 16, 2000 and December 6, 2000. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities. The complaint brings claims for violation of several provisions of the federal securities laws against the underwriters of our IPO, and also against us and certain of our former directors and officers under the Securities Act of 1933 and the Exchange Act of 1934. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed in 2001, all of which were consolidated into a single coordinated proceeding in the Southern District of New York. We believe that the allegations against us are without merit. On June 30, 2003, the litigation committee of our board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. The settlement would provide, among other things, a release of the individual defendants for the conduct alleged in the action to be wrongful and, due to our recent bankruptcy filing, a covenant that the plaintiffs would not sue us based on such conduct. Our insurers are expected to bear any direct financial impact of the proposed settlement. We are unable to determine whether or when the settlement will be approved or finalized. Given the uncertainties regarding the amount we will ultimately be required to pay, if any, as of June 30, 2004, we have not accrued a liability for this matter.

We and certain of our former directors and officers are defendants in an action pending in the United States District Court for the Eastern District of Texas, In re Universal Access, Inc. Securities Litigation, Civil Action No. 9:02-CV-103.  The original complaint alleged securities fraud in connection with public statements made by the Company and its officers between 2000 and 2002.    On March 7, 2003, the Court granted a motion to dismiss the complaint and granted plaintiffs the opportunity to replead with respect to a minority of the alleged misstatements.  On May 27, 2003, plaintiffs filed a second amended consolidated complaint.  Pursuant to the Court’s September 17, 2003 order, on October 1, 2003, plaintiffs filed a revised second amended consolidated complaint.   On April 16, 2004, the Court dismissed the action against two of the individual defendants but denied the motion to dismiss as to the remaining defendants.   Plaintiffs are to file a motion for class certification on August 20, 2004. The matter, which is now in the discovery phase, is set for trial on April 5, 2005.  We believe that the allegations against us are without merit. Given the uncertainties regarding the amount we will utimately be required to pay, if any, as of June 30, 2004, we have not accrued a liability for this matter.

In August 2003, Genuity Telecom Inc. filed a complaint against us in the United States Bankruptcy Court for the Southern District of New York seeking nearly $1.6 million, plus interest and costs.  The caption of this case is Genuity Telecom Inc. v. Universal Access, Inc. No. 03-06928.  In its complaint, Genuity alleges that we did not purchase the minimum amount of telecommunications services specified by the parties’ contract, and the amount sought represents the difference between the purported minimum purchase commitment and the amount of telecommunications services we purchased.  We believe that Genuity’s claims lack merit. We answered Genuity’s complaint and asserted several defenses to Genuity’s claims, including defenses based on the parties’ renegotiated agreement and the invoices Genuity sent to us for ten months in accordance with the parties’ renegotiated agreement. We also filed a motion seeking to stay the action and to compel arbitration of the matter in accordance with the mandatory arbitration provision in the contract.  In July 2004, the court granted the relief requested in our motion.  Should Genuity pursue the matter in arbitration, we intend to vigorously defend against Genuity’s claims.  Genuity assigned our contract to Level 3 Communications, LLC on February 4, 2003 as part of Genuity’s bankruptcy proceeding and reorganization efforts.  The amount sought by Genuity in its complaint relates to actions prior to February 4, 2003.

In March 2004, the landlord of our New York office space filed an action against us captioned 330 Madison Company LLC against Universal Access, Inc., Civil Court of the City of New York, County of New York: Non-Housing Part 52, Index No. 063274/2004. In its complaint, the landlord seeks the payment of approximately $73 thousand, representing rent the landlord claims is unpaid, plus interest and attorneys’ fees, and the issuance of a warrant to remove us from the premises.

In May 2004, AboveNet, Inc. filed a complaint against us in the United States Bankruptcy Court for the Southern District of New York, In re AboveNet, Inc. v Universal Access Global Holdings, Inc. In its complaint AboveNet seeks the payment of approximately $3.8 million plus interest, representing amounts allegedly paid to us in the 90 day period prior to the commencement date of AboveNet’s bankruptcy. AboveNet asserts it is entitled to the recovery under several theories, including that the payments were preferential transfers, fraudulent transfers, and fraudulent conveyances. We believe that AboveNet’s claims are without merit.  We answered AboveNet’s complaint and asserted several defenses to AboveNet’s claims.

On August 2, 2004, the landlord of the Sears Tower (our main office space) filed a complaint against us captioned 233 South Wacker Drive LLC, successor in interest to TH Tower Leasing LLC, v. Universal Access, Inc., 04M1718970. In its complaint, the landlord seeks to terminate our possession of the premises and the payment of approximately $1 million, representing rent the landlord claims is unpaid, plus unpaid rent that accrues during the pendancy of the case and costs.

On August 4, 2004, the Company and all of its U.S. subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Illinois (the “Bankruptcy Court”). We expect that the cases will be consolidated and jointly administered under case numbers 04B28747, 04B28752, 04B28755, 04B28762, and 04B28768. We are currently operating our business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the date of the bankruptcy filing, our pending litigation, including the above-listed litigation, is stayed.  The rights and claims of various creditors and security holders will be determined by a plan of reorganization and under the priority rules established under the Bankruptcy Code.  Any Chapter 11 plan filed by us may provide that unsecured creditors of subsidiaries of us will need to be satisfied before any distribution to the unsecured creditors or stockholders of us. As a result, a plan of reorganization could result in holders of our common stock receiving little or no value as part of the plan of reorganization.  A plan of reorganization must be confirmed by the Bankruptcy Court.  At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on our business, our creditors or our stockholders or when or if we may emerge from Chapter 11. Our future results may depend on the timely and successful confirmation and implementation of a plan of reorganization.

The Company leases UTX facilities, office facilities and certain equipment over periods ranging from two to fifteen years. Through June 30, 2004, the Company completed buyout agreements for certain leased office facilities and terminated early certain office facility leases, eliminating aggregate lease obligations of approximately $8.5 million. Rent expense for the three months ended June 30, 2004 and 2003 was $1.5 million and $1.9 million, respectively, and $3.3 million and $3.9 million for the six months ended June 30, 2004 and 2003, respectively. Future rentals for non-cancelable operating leases are as follows as of June 30, 2004:

2004	$3,014
2005	5,636
2006	5,516
2007	5,674
2008	5,866
Thereafter	17,636
Total minimum lease payments	$43,342

Additionally, the Company has entered into agreements with various telecommunications vendors to purchase minimum amounts of network services within a defined period, such as on a monthly basis. The Company paid vendors with minimum purchase commitments a total of $3.3 million and $5.6 million for the three months ended June 30, 2004 and June 30, 2003, respectively, and $6.8 million and $11.1 million for the six months ended June 30, 2004 and June 30, 2003, respectively.  Additionally, we have entered into agreements with certain of our suppliers that obligate us to purchase a defined percentage of our actual circuit orders from them if they meet certain pricing and other terms and conditions. The total amount of remaining purchase commitments at June 30, 2004 is as follows:

2004	$7,093
2005	13,025
2006	4,750
2007	—
2008	—
Thereafter	—
Total minimum purchase commitments	$24,868

The Company has standby letters of credit, which have been issued on its behalf totaling $852 thousand, collateralizing performance of certain contracts with carriers, state regulators, and landlords. These letters of credit directly relate to the operating leases, carrier agreements, and state requirements, which they secure, and expire according to the terms and conditions of these agreements.

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

If we were to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 with respect to stock options granted and employee stock purchases for the three and six months ended June 30, 2004 and all prior periods, net losses would have increased, resulting in pro forma net losses and losses per share as presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$(5,198)	$(4,020)	$(6,481)	$(9,229)
Less: Stock-based compensation expense determined under fair value method for all awards, net of related taxes	(225)	(233)	(707)	(497)

Pro forma net loss	$(5,423)	$(4,253)	$(7,188)	$(9,726)

Basic and Diluted net earnings (loss) per common share:
As reported	$(0.45)	$(0.81)	$(0.56)	$(1.87)
Pro forma	$(0.47)	$(0.86)	$(0.63)	$(1.97)

Note 11—Related Party Transactions

In July 2003, in connection with the closing under the CityNet Purchase Agreement, we entered into a lease maintenance agreement, whereby we agreed beginning in July 2003, to reimburse CityNet for office rent totaling approximately $20 thousand per month for three years. On April 25, 2004, we entered into an Indemnification Agreement with CityNet as a result of requesting CityNet to not pay the monthly rent in an attempt to negotiate the termination of the lease with the landlord.

In July 2004, we modified a consulting agreement with one of our directors, Anthony Coelho. The modification provides that if Mr. Coelho assists us in selling certain services, he will receive a fee equal to five percent of the amount we are paid by our customer. The modification to the consulting agreement also eliminated the payment to Mr. Coelho of $10,000 per month.

Note 12 – Net income/(loss) per share

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our business consists of analyzing, designing, planning and provisioning private line telecommunications circuits for U.S. and international telecom carriers, cable companies, system integrators, and government entities. Substantially all of our revenue is from the provision of dedicated circuit access, under contracts having terms ranging from twelve to sixty months. Our most significant operating expense is the cost of circuit access, which consists of amounts paid to transport suppliers for circuits. Our contracts with suppliers generally have terms ranging from three to ten years and some include minimum purchase commitments that begin anywhere from six to twelve months after we enter into the contract.

Bankruptcy Proceeding

On August 4, 2004 (“Petition Date”), the Company and all of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Illinois (the “Bankruptcy Court”). We expect that the cases will be consolidated and jointly administered under case numbers 04B28747, 04B28752, 04B28755, 04B28762, and 04B28768. We are currently operating our business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. In general, as debtors-in-possession, we are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. We plan to continue operating our business in the ordinary course. As of the Petition Date, we had approximately $9.4 million of cash on hand to fund our operations.

The distressed economic environment and the general downturn in the telecommunications industry has adversely impacted our business. Specifically, (a) many of our existing and potential customers have experienced their own financial difficulties, thereby decreasing customer demand for our services, (b) the financial difficulties of our customers has led to non-payment, partial payment, or slow payment of bills for services provided by us, (c) our financial instability, together with the financial instability of other companies in the telecommunications industry, has adversely affected the willingness of potential customers to move their telecommunications services to us, (d) we have been unsuccessful in our efforts to reduce or eliminate our real estate lease obligations and, therefore, some of our landlords have filed or threatened to file proceedings against us, and (e) many of our competitors have undergone financial and operational restructurings in which, among other things, they have substantially reduced their level of debt and overall cost structure. As a consequence of the foregoing, the continued poor economic environment and the need for us to focus on profitability instead of high revenue growth, we determined that our current level of indebtedness or obligations needed to be significantly reduced. Consequently, we, in the exercise of our prudent business judgment, determined that it was in the best interests of our creditors and other stakeholders and for the maximization of the value of our businesses to commence the Chapter 11 cases and consummate a restructuring of our indebtedness and obligations through the Bankruptcy Court, such as an order approving our election to sell our business under Section 363 of the Bankruptcy Code.

In order to exit Chapter 11 successfully, we will need to propose, and obtain confirmation by the Bankruptcy Court, of a plan of reorganization that satisfies the requirements of the Bankruptcy Code. As provided by the Bankruptcy Code, we initially have the exclusive right to file a plan of reorganization for 120 days. If we fail to file a plan of reorganization during this period (or any extended period approved by the Bankruptcy Court) or if such plan is not accepted by the required number of creditors within 180 days after the Petition Date, any party-in-interest may subsequently file its own plan of reorganization. A plan of reorganization would resolve, among other things, our pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for our corporate governance subsequent to exit from bankruptcy. There can be no assurance at this time that a plan of reorganization will be filed or confirmed by the Bankruptcy Court or, if confirmed, that any such plan will be implemented successfully.

As a consequence of the filing of the Chapter 11 cases, under Section 362 of the Bankruptcy Code, pending claims and litigation against us and our U.S. subsidiaries are automatically stayed. Absent an order of the Bankruptcy Court, no party may take any action to recover a pre-petition claim or enforce a lien against or obtain possession of any of our property.

Additionally, under Section 365 of the Bankruptcy Code, we may assume or reject certain executory contracts and unexpired leases, including our leases of real property for our principal offices in the Sears Tower and UTX facilities, subject to the approval of the Bankruptcy Court and certain other conditions. In general, rejection of an unexpired lease or executory contract is treated as a pre-petition breach of the lease or contract.  Subject to certain exceptions, this rejection relieves us of performing our future obligations under that lease or contract but entitles the counterparty to a pre-petition general unsecured claim, if any, for damages against our estate caused by the deemed breach. Counterparties to these rejected contracts or leases may file proofs of claim against our estate for such damages. Due to the uncertain nature of many of the potential rejection and abandonment related claims, we are unable to project the magnitude of these claims with any degree of certainty at this time. Generally, if we assume an executory contract or unexpired lease we are required to cure most existing defaults, including payment of any pre-petition amounts outstanding, under such executory contract or unexpired lease.

The United States Trustee for the Northern District of Illinois has appointed an official committee of unsecured creditors (the “Creditors’ Committee”) to represent the claims of our unsecured creditors. The Creditors’ Committee and its legal representatives have a right to be heard on all matters relating to our Chapter 11 cases that come before the Bankruptcy Court. There can be no assurance that the Creditors’ Committee will support our positions or our ultimate plan of reorganization, or any motion to sell all or certain assets, if proposed, and disagreements between the Creditors’ Committee and us could protract the Chapter 11 cases and could negatively impact our ability to operate during the Chapter 11 cases.

The rights and claims of various creditors and security holders will be determined by court orders or a plan of reorganization that is confirmed by the Bankruptcy Court. Under the priority rules established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities (i.e., secured creditors) need to be satisfied before unsecured creditors or stockholders are entitled to any distribution. Any Chapter 11 plan filed by us may provide that unsecured creditors of our subsidiaries will need to be satisfied before any distribution is made to our creditors or stockholders at the holding company level. As a result, a plan of reorganization could result in holders of our common stock having little or no value as part of the plan of reorganization. In light of the foregoing, we consider our common stock to be highly speculative and we caution the holders of such securities that such securities may ultimately be determined to have no value. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any of such securities and claims.

Currently, we are unable to predict accurately the effect of the Chapter 11 reorganization process on our business, our creditors or our stockholders or when or if we may emerge from Chapter 11. Our future results will depend on our ability to successfully develop, prosecute, confirm and consummate a plan of reorganization.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003

Overview

Our revenues continued to decline in the second quarter of 2004 primarily as a result of terminations of circuit contracts exceeding new circuit sales. Price compression and excess capacity in the telecommunications marketplace also contributed to this decline.

Summary of Selected Operations Data for the Three and Six Months Ended June 30, 2004 and 2003

	(In Thousands)
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
			Change from 2003 to 2004
			$	%
Revenues	$13,274	$18,591	$(5,317)	(28.60)%
Cost of Circuit Access (excluding Depreciation & Amortization)	9,484	12,579	(3,095)	(24.60)%
Operations and Administration Expenses	7,510	6,788	722	10.63%
Depreciation & Amortization	1,173	1,988	(815)	(41.00)%
Impairment of property, plant & equipment	293	1,198	(905)	(75.54)%

	(In Thousands)
	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
			Change from 2003 to 2004
			$	%
Revenues	$28,217	$37,742	$(9,525)	(25.23)%
Cost of Circuit Access	19,210	25,332	(6,122)	(24.17)%
Operations and Administration Expenses	15,074	16,008	(934)	(5.83)%
Depreciation & Amortization	2,512	4,467	(1,955)	(43.77)%
Impairment of property, plant & equipment	293	1,198	(905)	(75.54)%
Restructuring Credits	(2,398)	—	(2,398)	(100.00)%

Revenues

The decrease in revenues for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 was primarily attributable to circuit disconnections, lengthening new sales cycles and price compression.

Cost of Circuit Access (excluding depreciation & amortization)

As a percentage of total revenues, cost of circuit access increased from 68% for the three months ended June 30, 2003 to 71% for the three months ended June 30, 2004 and it was 67% and 68% for six months ended June 30, 2003 and June 30, 2004, respectively. The increase for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 was due to payments made in connection with the settlement of a carrier dispute.

Operations and Administration

The increase in operations and administration expense in the three months ended June 30, 2004 compared to the three months ended June 30, 2003 primarily resulted from recognition of $500 thousand of bad debt expense in the three months ended June 30, 2004 compared to reversal of $700 thousand in bad debt expense in the three months ended June 30, 2003 due to the collection of previously written off receivables from bankrupt customers. The increase was partially offset by a reduction in rent. Rent for corporate offices and sales offices decreased to $1.5 million in the three months ended June 30, 2004 from $1.9 million in the three months ended June 30, 2003, due primarily to termination of leases in 2003 and early 2004. The decrease in the six months ended June 30, 2004 was primarily due to a decrease in rent expense from $3.9 million in the six months ended June 30, 2003 to $3.3 million in six months ended June 30, 2004. This decrease was due to the termination of leases.

Depreciation and Amortization

Depreciation expense includes depreciation of furniture, fixtures, leasehold improvements and equipment at our office and UTX facilities. The decrease in depreciation in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 was primarily attributable to the impairment of our UTX assets in 2003.

Impairment of property, plant & equipment

For the three months ended June 30, 2004, we reviewed our assets and determined that an impairment existed as a result of decrease in market value for the fiber optic rings located in Indianapolis, Indiana and Albuquerque, New Mexico for which a charge was taken for $64 thousand. We also recognized an impairment charge as a result of the lease terminations described in Note 7 for the assets located in Santa Clara, California for which a charge was taken for $229 thousand. For the three months ended June 30, 2003, we reviewed our assets and determined that an impairment existed as a result of circuit disconnections for which a charge was taken for the UTX assets located at Los Angeles for $1.2 million.

Restructuring Charges/(Credits)

In the six months ended June 30, 2004, a restructuring liability of $2.4 million was reversed as a result of favorable lease  negotiations for three restructured sites as described in Note 7.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements have been prepared assuming the company will continue as a going concern. The company has experienced recurring losses from operations, negative operating cash flows, decreasing revenues, a net working capital deficiency, and has negative stockholders’ equity.  As a result of continued negative operating results in 2003 and 2004, we decided in 2004 to stop paying monthly rent under certain leases where we are not recognizing any economic benefit. The monthly amount of lease payments that we are not paying as of August 4, 2004 is approximately $248 thousand (including estimated operating expenses and taxes). As of August 4, 2004, we have not paid approximately $1.1 million in total rents. In 2004, our landlords received payments of approximately $837 thousand that were restricted as security deposits due to non-payment of our leases and lease termination agreements. We are in also in discussions with various parties to assign the remaining UTX assets (including associated liabilities) to  reduce our monthly rental expense. As of August 4, 2004, our unrestricted cash balance is approximately $9.4 million and our stockholders’ equity is negative.

As described in Footnote 2 on August 4, 2004, the Company and all of its U.S. subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois. During such a restructuring, we expect to operate in the ordinary course of business, with normal and regular terms with our suppliers and customers, although there is no assurance this will occur.

In the second quarter 2004, we reached an agreement with one of our vendors to settle outstanding disputes. We paid $1.75 million and an additional $350 thousand is due in December 2004.

The following summarizes our contractual obligations at June 30, 2004:

	Non-Cancelable Operating Lease	Non Cancelable Purchase Commitments	Total
2004	$3,014	$7,093	$10,107
2005	5,636	13,025	18,661
2006	5,516	4,750	10,266
2007	5,674	—	5,674
2008	5,866	—	5,866
Thereafter	17,636	—	17,636
Total	$43,342	$24,868	$68,210

Our principal uses of cash are to fund operating losses, working capital requirements and some limited capital expenditures. Our capital expenditures will be limited to the enhancement of selected elements of our IT tools to help us achieve our sales objectives and we will continue to seek out new data resources relating to the provisioning of circuits.

Restricted cash was $852 thousand at June 30, 2004, declining approximately $886 thousand from a balance of $1.738 million at December 31, 2003. In 2004, certain landlords have received payments of $837 thousand that were restricted as security deposits due to non-payment of our leases and lease termination agreements. The remaining decline of $49 thousand is due to a reduction in a letter of credit with a state regulator. Restricted cash consists of collateralized letters of credit issued to real estate landlords, a credit card company, a telephone company and state regulators.

Cash used by operating activities in the six months ended June 30, 2004 was $8.8 million, compared to $9.0 million for the six months ended June 30, 2003.

Cash used by investing activities was $23 thousand in the six months ended June 30, 2004 compared to cash provided by investing activities of $251 thousand in the six months ended June 30, 2003.

Cash provided by financing activities was $886 thousand in the six months ended June 30, 2004 compared to $6.9 million in the six months ended June 30, 2003.  The decrease is the result of the $5.0 million in net proceeds we received from the CityNet loan agreement in 2003 and lower reclasses of restricted cash in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In addition to the factors discussed elsewhere in this Form 10-Q and our other reports filed with the SEC, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of us.

Our operations may be disrupted due to the filing of the Chapter 11 cases.  Furthermore, our filing of the Chapter 11 cases will likely adversely affect our operations and our current and potential relationships with our customers, employees, suppliers and other representatives.

On August 4, 2004, we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The impact that the Chapter 11 cases may have on our operations cannot be accurately predicted or quantified at this time. The filing of the Chapter 11 cases could further adversely affect our operations and our current and potential relationships with our customers, employees, suppliers, and other representatives.  Additionally, we could experience losses of key personnel in the future attributable to our reorganization efforts.

Our future results of operation will depend upon, and may be affected by, among other things, the following:

•                                          our ability to develop, confirm and consummate a plan of reorganization with respect to the Chapter 11 cases;

•                                          our ability to obtain and maintain reasonable relationships with our vendors and service providers;

•                                          our ability to access sufficient debt or equity capital to meet  our operating and financing needs;

•                                          our ability to maintain our customer relationships and overcome their concerns regarding our bankruptcy;

•                                          our ability to attract, motivate and retain key executives and personnel; and

•                                          our ability to obtain court approval of motions from time to time, as and when necessary in our Chapter 11 cases.

•                                          an election to sell our business under Section 363 of Chapter 11 of the Bankruptcy Code.

Any plan of reorganization that we propose may not be acceptable to our creditors and other stakeholders and/or may not be confirmed by the Bankruptcy Court.

Any plan of reorganization that we propose must be approved by our creditors and confirmed by the Bankruptcy Court. If we are unable to develop a plan of reorganization that is acceptable to all necessary parties, our plan is not confirmed and/or an alternative reorganization is not agreed upon, we may elect to sell our business under Section 363 of Chapter 11 of the Bankruptcy Code, if a reorganization attempt or proposed sale of assets is not approved, it could result in the Chapter 11 cases being converted to a Chapter 7 liquidation.

Our common stock is unsecured and located at our holding company level, Universal Access Global Holdings Inc., and as a result, a restructuring of our debt may substantially reduce the value of our common stock, potentially to zero.

We operate our business through subsidiaries and have no material assets at our holding company level other than the common stock of our subsidiaries including our main operating company, Universal Access, Inc.  Our holding company is the issuer of our common stock. These securities are not guaranteed by any of our operating subsidiaries and, therefore, have no claims against our assets. As such, all of our assets are subject to the claims of our creditors at our subsidiary operating companies. The rights and claims of various creditors and security holders will be determined by a plan of reorganization that is confirmed by the Bankruptcy Court. Under the priority rules established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities (i.e., secured debt) of a debtor need to be satisfied before unsecured creditors or stockholders are entitled to any distribution. Any plan of reorganization filed by us may provide that unsecured creditors of our subsidiaries will need to be satisfied before any distribution to the unsecured creditors or stockholders of our holding company. As a result, a plan of reorganization could result in holders of our common stock receiving little or no value as part of the plan of reorganization.

If our financial condition continues to deteriorate, our carrier suppliers may demand security deposits or accelerated payment terms.

Certain of our carrier suppliers might claim the right to demand a security deposit or accelerated payment terms from us due to our financial condition, including our recent bankruptcy filing. Our carrier suppliers may further seek to bill us for purported failure to meet purchase commitments or purported under billings or other billings notwithstanding factual or legal disputes regarding any such purported failure. If we are required to pay any of these amounts, subject to bankruptcy court approval or otherwise, our cash resources could be materially diminished. Alternatively, if we do not make these payments, carrier suppliers may be unwilling to continue to do business with us. Some of these failures to make payments may be claimed by incumbent local exchange carriers, which historically have been reluctant to engage in negotiations on such matters and if they do engage in negotiations, often refuse to significantly reduce the amounts they claim we owe. Such disputes may also affect the willingness of suppliers to provide us with capacity or other services, which would reduce our operating flexibility and ability to deliver services to existing or potential customers. If the supplier in any such dispute enters a bankruptcy or similar proceeding, our business relationship with the supplier could be disrupted, which would impair our ability to negotiate. As of June 30, 2004, we had $12.8 million in open billing disputes with carriers.

We have not yet proposed a plan of reorganization and, therefore, our business and results of operation are uncertain.

At the time of the filing of our bankruptcy, we were involved in certain litigation, obligated under certain contracts and leases and involved in certain disputes with landlords, carriers and other creditors. As a result of the filing of the Chapter 11 cases, the ultimate disposition of these matters is uncertain. At the commencement of our bankruptcy, litigation against us is automatically stayed. Additionally, in the bankruptcy we may assume or reject certain executory contracts and unexpired leases, subject to approval of the Bankruptcy Court. If an executory contract or lease is rejected, the counterparty to such contract or lease may file proofs of claim against our estate. Currently, we are unable to project the magnitude of these rejection and abandonment claims.  Ultimately, our plan of reorganization, when proposed and confirmed by the Bankruptcy Court, will dispose of these matters. Until our plan of reorganization is proposed and confirmed, our business and results of operation are uncertain.

Our common stock will likely be delisted from the Nasdaq Small Cap Market, which will reduce the liquidity in the market for our common stock and make capital raising and other transactions more difficult.

Our common stock is currently traded on the Nasdaq Small Cap Market.  On April 15, 2004, we received a letter from the Nasdaq notifying us that we did not meet its minimum market capitalization, shareholder’s equity or net income requirements and seeking additional information on our plans for regaining compliance.  On April 28, 2004, we responded to Nasdaq and provided information regarding our intent to regain compliance.  On June 28, 2004, we received a letter from Nasdaq notifying us that our common stock would be delisted at the opening of business on July 8, 2004, unless we request a hearing in accordance with Nasdaq Marketplace Rules. In accordance with Nasdaq rules, we requested a hearing and such hearing was held on July 29, 2004.  In connection with the filing of the Chapter 16 cases, on August 4, 2004, we received another letter from Nasdaq informing us that our bankruptcy filing would be taken into account when determining whether our stock would be delisted,  unless we request a hearing in accordance with Nasdaq rules and can demonstrate at such hearing that we satisfy Nasdaq’s requirements for continued listing. Because we do not currently comply with the minimum market capitalization, shareholder’s equity or net income requirements for continued listing on the Nasdaq Small Cap Market, we do not intend to request a hearing.  Accordingly, we expect our common stock will be delisted on or about August 16, 2004.  In addition, the August 4, 2004 letter from Nasdaq stated that if we do not appeal the Nasdaq Staff’s determination to the Nasdaq Listing Qualifications Panel, our securities will not be immediately eligible to trade on the OTC Bulletin Board (“OTCBB”) since we are the subject of bankruptcy proceedings. The Nasdaq letter also states that although our securities are not immediately eligible for quotation on the OTCBB, our stock may become eligible if a market maker makes an application to register in and quote the security in accordance with SEC Rule 15c2-11, and such application is cleared.  Only a market maker may file this application; we may not make such filing. Loss of our Nasdaq Small Cap Market status will make it more difficult to dispose of, or to obtain accurate quotations as to the price of our common stock thereby reducing the liquidity of our stock, making it difficult for a stockholder to buy or sell our stock at competitive market prices, or at all. In addition, we will lose support from institutional investors, brokerage firms and market makers that may currently buy and may sell our stock and provide information to investors about us. As a result of these factors, the value of our common stock will decline further and our stockholders could lose some or all of their investment.

We have incurred substantial losses since our inception, and if we fail to generate significantly higher revenues and reduce our costs, we will be unable to achieve and maintain profitability and may be unable to continue our operations.

We have incurred significant losses since inception and expect to continue to incur losses in the future. As of June 30, 2004, we had an accumulated deficit of $301 million. Our revenues have decreased to $13.3 million in the second quarter of 2004 from $18.6 million in the second quarter of 2003. If we file a plan of reorganization in order to emerge from bankruptcy, we cannot be certain that we will be able to achieve or sustain profitability or generate sufficient operating income to meet our needs.

In an effort to reduce our operating expenses, prior to the filing of the Chapter 11 cases, we stopped paying some of our landlords.  As a result of our bankruptcy filing, we may elect to reject certain leases.

In an effort to reduce our operating expenses, prior to the filing of the Chapter 11 cases, we elected not to pay certain landlords. Some of the landlords have filed suit against us seeking to evict us from the facility and requiring us to pay unpaid rent amounts. As a consequence of filing the Chapter 11 cases, all pending claims and litigation against us are stayed automatically. Additionally, under Section 365 of the Bankruptcy Code, we may elect to reject certain unexpired leases, including our leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. Generally, a rejection relieves us of performing our future obligations under that lease but entitles the landlord to a pre-petition general unsecured claim, if any, for damages against our estate caused by the deemed breach. Landlord to these rejected leases may file proofs of claim against our estate for such damages. Due to the uncertain nature of many of the potential rejection and abandonment related claims, we are unable to project the magnitude of these claims with any degree of certainty at this time. If we are able to successfully reject our leases, we may significantly reduce our operating expenses.

Our business has been unprofitable, and we may be unable to profitably manage and market our services to customers.

Our business has been unprofitable. To be successful, we must convince prospective customers to entrust their network capacity requirements to us. Due to the filing of the Chapter 11 cases, it may be difficult for us to obtain this trust from prospective customers. If customers do not widely accept our services, our client base and revenues will decrease. Our ability to expand our client base and, therefore, to increase our revenues may be limited by the following factors:

•                                          Our ability to overcome our customers’ concerns regarding our financial viability and bankruptcy filing;

•                                          The speed, reliability and cost effectiveness of our services;

•                                          The willingness of customers to outsource the obtaining of circuits;

•                                          The financial viability of our customers and prospective customers;

•                                          The financial viability of our suppliers;

•                                          Our ability to market our services effectively; and

•                                          The growth of the Internet and demand for telecommunications services.

If our revenues continue to decrease, we may not be able to successfully emerge from bankruptcy or sell our business under Section 33 of the Bankruptcy Code, and may convert the Chapter 11 cases to Chapter 7 liquidations.

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

If we fail to manage our cost reduction efforts effectively, our ability to operate and to increase our services and customer base could suffer.

Our ability to successfully offer our services and implement our business plan in a rapidly evolving market requires effective planning and management of our operations, including our workforce. In an effort to reduce costs, we have continued to reduce our headcount.  As of June 30, 2004, we had reduced our headcount to approximately 108 full-time employees.  Additionally, in July and August 2004 we further reduced our headcount by 25 employees.  Also, depending upon the progress of our Chapter 11 cases, we may be required to make further headcount reductions. Our continued reduction in headcount will place a significant strain on our management systems and resources. We cannot be sure that our reduced workforce will be sufficient for us to identify and take advantage of market opportunities and manage multiple relationships with various customers, suppliers and other third parties.

Our success depends on our key personnel and we may not be able to replace key employees who leave, especially during our reorganization under Chapter 11 of the Bankruptcy Code.

Our future success depends upon the continued services of our executive officers and other key sales, marketing and support personnel. We do not have “key person” life insurance policies covering any of our employees. In addition, we depend on the ability of a relatively new management team to effectively execute our strategies. We cannot assure you that we will be able to hire or retain necessary personnel during the bankruptcy process and if we are unable to do so, this could have a material effect on us. Furthermore, we may need to hire additional personnel in the future.  Attracting and retaining key employees will be more difficult due to our filing of the Chapter 11 cases, negative publicity regarding our industry, our limited financial resources and our recent workforce reductions. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel could limit our ability to generate revenues and to operate our business.

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

•                                          The need to make significant expenditures and incur significant expenses as we develop our business, including new marketing channels, infrastructure and operations;

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

It typically takes 30 to 90 days to supply a circuit for a client, and we do not begin to recognize revenue until a circuit has been installed and accepted by the customer. Once we agree to facilitate the supply of a circuit for a customer, we negotiate with one or more transport suppliers and manage the personnel and field technicians of multiple vendors. A customer can withdraw its order with minimal liability at any time before accepting the circuit. We may experience difficulties in facilitating the supply of circuits if our transport suppliers run out of capacity, which would force us to look for alternative sources of capacity on short notice. In addition, credit concerns, billing or other disputes with our suppliers may adversely affect their willingness to provide capacity in a timely manner. If we are unable to facilitate the supply of a circuit in a timely manner or fail to obtain client acceptance of the circuit, we would be unable to recognize revenues for that circuit and may incur financial liability to our supplier for that circuit, and our operating results would be adversely affected. Furthermore, because our customers may cancel orders at any time before accepting the circuit, we may find it difficult to forecast revenue and plan our expenses accordingly.

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

One of our primary business objectives is to provide our customers with network monitoring, maintenance and restoration services 24 hours a day, seven days a week through a network operations center. While we currently operate our own network operations facility, our experience in this regard is limited both by the amount of time we have been in business and our providing this service on our own as well as by the technical limitations of managing circuits and services on the networks of other providers. As a consequence, we cannot be sure that our efforts to provide these services will be successful. Our ability to operate a network operations center will depend on many factors, including our ability to train, manage and retain employees, which may be more difficult as a result of our bankruptcy filing. If we fail to successfully operate a network operations center, we may not be able to monitor network operations effectively or troubleshoot circuits in a cost-effective manner, which would cause us to lose customers and make it difficult for us to attract new customers.

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

Our industry is expected to consolidate, which would increase the size and scope of our competitors. Competitors could benefit from assets acquired from distressed carriers or strategic alliances in the telecommunications industry. New entrants could enter the market with a business model similar to ours. Our target markets may support only a limited number of competitors. Operations in such markets with multiple competitive providers may be unprofitable for one or more of such providers. Prices in both the long-distance business and the data transmission business have declined significantly in recent years and are expected to continue to decline. In particular, companies that have reduced their debt or other obligations through bankruptcy or other restructurings may have significantly lower cost structures that allow them to offer services at significantly reduced prices. This downward pressure on prices has caused us to lower our prices and margin percentages to remain competitive. As a result, our gross margin percentages have decreased, making it more difficult for us to achieve profitability.  Depending upon our plan of reorganization, we expect that we will be able to reduce or eliminate certain of our expenses, which may allow us to be more competitive and offer lower prices to our customers. Moreover, while recent regulatory initiatives allow carriers such as us to interconnect with incumbent local exchange carrier facilities and to obtain unbundled network elements from incumbent local exchange carriers, certain initiatives also provide increased pricing flexibility for, and relaxation of regulatory oversight of, incumbent local exchange carriers. This may permit incumbent local exchange carriers to use revenues generated from non-competitive services to subsidize services that compete with our services, allowing them to offer competitive services at lower prices. Recent FCC decisions, or future amendments to Federal telecommunications laws permitting the regional Bell operating companies to compete with us may result in a reduction to our revenues from these services if these companies are able to attract substantial business from our customers.

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

If we are unable to compete successfully against our current and future competitors, our operating results will be adversely affected and we will lose market share, either of which could materially and adversely affect our business.

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

Historically, a substantial portion of our revenues has come from a limited number of customers. In the three months ended June 30, 2004, our three largest clients accounted for approximately 29% of our total revenues compared to approximately 34% in the three months ended June 30, 2003.  Although the percentage of our revenues derived from our three largest customers has declined over the years, we continue to have a significant number of contracts with these customers and derive a significant portion of our revenues from these customers. These contracts expire on various dates between now and March 2005. If, through our bankruptcy proceeding or otherwise, we lose one or more large customers, or if one or more of our large customers reduces the services they purchase from us or otherwise renegotiates the terms on which they purchase services from us and we fail to add new customers, our revenues could decline and our results of operations would suffer.

Operating our UTX facilities causes us to incur significant costs and expenses. To date, the market for our UTX services has been unprofitable.

We have incurred significant costs and expenses in developing our UTX facilities, and we continue to incur costs and expenses related to these facilities in connection with: leasing real estate; hiring, training and managing employees; maintaining power and redundancy systems; maintaining multiple communications connections; and depreciation of equipment. To date, the market for our UTX services has been unprofitable and has been developing more slowly than we had expected. We have derived substantially all of our revenues from providing on-going circuit access and have only limited experience providing our UTX services. While management believes that some of our UTX facilities have significant value to our business, we have tested and impaired our UTX sites in 2002 and in 2003 in compliance with SFAS No. 144. If the market for our UTX services does not increase significantly, we will not generate revenues to offset the costs we incur in connection with such facilities, and therefore, we will suffer losses. In addition, through our bankruptcy filing, we may seek to reject the lease agreements for certain UTX sites.  If we reject such leases, the landlords and customers in those sites may file proofs of claims against us for damages and it might impact customer service.  Due to the uncertain nature of the potential rejections and related claims, we are unable to predict our resulting liability under these leases.

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

Depending upon our plan for reorganization, we may seek to acquire businesses or technologies that we believe will complement our existing business or otherwise relate to a strategic transaction. Any such acquisitions would likely involve some or all of the following risks:

•                                          Approval by the bankruptcy court;

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

We may need to complete these transactions in order to generate revenues, obtain needed capital, and to continue our business and successfully emerge from bankruptcy. We cannot be sure that we will be able to obtain any required financing for these transactions or that these transactions will occur.

We must continue our marketing and sales initiatives to increase market awareness and sales of our services.

Our services require a sophisticated sales and marketing effort that targets key people within our prospective customers’ organizations. This sales effort requires the efforts of select personnel as well as specialized system and consulting engineers within our organization. Our ability to execute our sales and marketing initiatives depends on many factors, including our ability to train, manage and retain employees. As a result of our bankruptcy filing, it may be difficult for us to retain or provide effective incentives for our marketing and sales staff.  If we are unable to effectively staff our marketing and sales operations, or our marketing efforts are not successful, we may not be able to increase market awareness or sales of our products and services, which may prevent us from achieving and maintaining profitability and ultimately, successfully selling our business under Section 363 of the Bankruptcy Code or emerging from bankruptcy.

If we do not continue to train, manage and retain our employees, customers may significantly reduce purchases of our services.

Our employees are responsible for providing our customers with technical and operational support, and for identifying and developing opportunities to provide additional services to our existing customers. Retention of qualified employees may be adversely affected as a result of our bankruptcy filing and headcount reductions.  If we fail to train, manage and retain our employees, we may be limited in our ability to gain more business from existing customers, and we may be unable to obtain or maintain current information regarding our customers’ and suppliers’ communications networks, which could limit our ability to provision future circuits for our customers or sell and/or develop new service offerings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2004, all of our investments were in cash and cash equivalents.

Interest Rate Sensitivity

We maintain our cash equivalents primarily in a portfolio comprised of commercial paper, money market funds, and investment grade debt securities. As of June 30, 2004, all of our investments had maturities of less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Exchange Rate Sensitivity

We currently operate primarily in the United States, and substantially all of our revenues and expenses to date have been in U.S. dollars. Accordingly, we have had no material exposure to foreign currency rate fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2004, our disclosure controls and procedures were effective in timely notification to them of information we are required to disclose in our periodic SEC filings and in ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations.

During the period covered by this report, there were no significant changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our disclosure control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2001, a complaint captioned In re: Initial Public Offering Securities Litigation was filed in federal district court for the Southern District of New York on behalf of a purported class of persons who purchased our stock between March 16, 2000 and December 6, 2000. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities. The complaint brings claims for violation of several provisions of the federal securities laws against the underwriters of our IPO, and also against us and certain of our former directors and officers under the Securities Act of 1933 and the Exchange Act of 1934. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed in 2001, all of which were consolidated into a single coordinated proceeding in the Southern District of New York. We believe that the allegations against us are without merit. On June 30, 2003, the litigation committee of our board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. The settlement would provide, among other things, a release of the individual defendants for the conduct alleged in the action to be wrongful and, due to our recent bankruptcy filing, a covenant that the plaintiffs would not sue us based on such conduct. Our insurers are expected to bear any direct financial impact of the proposed settlement. We are unable to determine whether or when the settlement will be approved or finalized. Given the uncertainties regarding the amount we will ultimately be required to pay, if any, as of June 30, 2004, we have not accrued a liability for this matter.

We and certain of our former directors and officers are defendants in an action pending in the United States District Court for the Eastern District of Texas, In re Universal Access, Inc. Securities Litigation, Civil Action No. 9:02-CV-103.  The original complaint alleged securities fraud in connection with public statements made by the Company and its officers between 2000 and 2002.    On March 7, 2003, the Court granted a motion to dismiss the complaint and granted plaintiffs the opportunity to replead with respect to a minority of the alleged misstatements.  On May 27, 2003, plaintiffs filed a second amended consolidated complaint.  Pursuant to the Court’s September 17, 2003 order, on October 1, 2003, plaintiffs filed a revised second amended consolidated complaint.   On April 16, 2004, the Court dismissed the action against two of the individual defendants but denied the motion to dismiss as to the remaining defendants.   Plaintiffs are to file a motion for class certification on August 20, 2004. The matter, which is now in the discovery phase, is set for trial on April 5, 2005.  We believe that the allegations against us are without merit. Given the uncertainties regarding the amount we will ultimately be required to pay, if any, as of June 30, 2004, we have not accrued a liability for this matter.

In August 2003, Genuity Telecom Inc. filed a complaint against us in the United States Bankruptcy Court for the Southern District of New York seeking nearly $1.6 million, plus interest and costs.  The caption of this case is Genuity Telecom Inc. v. Universal Access, Inc. No. 03-06928.  In its complaint, Genuity alleges that we did not purchase the minimum amount of telecommunications services specified by the parties’ contract, and the amount sought represents the difference between the purported minimum purchase commitment and the amount of telecommunications services we purchased.  We believe that Genuity’s claims lack merit.  We answered Genuity’s complaint and asserted several defenses to Genuity’s claims, including defenses based on the parties’ renegotiated agreement and the invoices Genuity sent to us for ten months in accordance with the parties’ renegotiated agreement. We also filed a motion seeking to stay the action and to compel arbitration of the matter in accordance with the mandatory arbitration provision in the contract.  In July, 2004, the court granted the relief requested in our motion.  Should Genuity pursue the matter in arbitration, we intend to vigorously defend against Genuity’s claims.  Genuity assigned our contract to Level 3 Communications, LLC on February 4, 2003 as part of Genuity’s bankruptcy proceeding and reorganization efforts.  The amount sought by Genuity in its complaint relates to actions prior to February 4, 2003.

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

In May 2004, AboveNet, Inc. filed a complaint against us in the United States Bankruptcy Court for the Southern District of New York, In re AboveNet, Inc. v Universal Access Global Holdings, Inc. In its complaint AboveNet seeks the payment of approximately $3.8 million plus interest, representing amounts allegedly paid to us in the 90 day period prior to the commencement date of AboveNet’s bankruptcy. AboveNet asserts it is entitled to the recovery under several theories, including that the payments were preferential transfers, fraudulent transfers, and fraudulent conveyances. We believe that AboveNet’s claims are without merit.  We answered AboveNet’s complaint and asserted several defenses to AboveNet’s claims.

On August 2, 2004, the landlord of the Sears Tower (our main office space) filed a complaint against us captioned 233 South Wacker Drive LLC, successor in interest to TH Tower Leasing LLC, v. Universal Access, Inc., 04M1718970.   In its complaint, the landlord seeks to terminate our possession of the premises and the payment of approximately $1 million, representing rent the landlord claims is unpaid, plus unpaid rent that accrues during the pendancy of the case and costs.

On August 4, 2004, the Company and all of its U.S. subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Illinois (the “Bankruptcy Court”). We expect that the cases will be consolidated and jointly administered under case numbers 04B28747,

04B28752, 04B28755, 04B28762, and 04B28768. We are currently operating our business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the date of the bankruptcy filing, our pending litigation, including the above-listed litigation, is stayed.  The rights and claims of various creditors and security holders will be determined by a plan of reorganization and under the priority rules established under the Bankruptcy Code.  Any Chapter 11 plan filed by us may provide that unsecured creditors of subsidiaries of us will need to be satisfied before any distribution to the unsecured creditors or stockholders of us. As a result, a plan of reorganization could result in holders of our common stock receiving little or no value as part of the plan of reorganization.  A plan of reorganization must be confirmed by the Bankruptcy Court.  At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on our business, our creditors or our stockholders or when or if we may emerge from Chapter 11. Our future results may depend on the timely and successful confirmation and implementation of a plan of reorganization.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 28, 2004, we issued a convertible promissory note in the principal amount of $1,000,000 to one of our landlords.  The note is due in two years, non-interest bearing, and is convertible into a maximum of 400,000 shares of our common stock at a conversion price of $2.50 per share if certain conditions are met in the future.  The issuance was a private placement transaction exempt from the registration requirements of the Securities Exchange Act of 1933, as amended, pursuant to Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on May 27, 2004.  At this meeting, three proposals were submitted to a vote of our stockholders: (1) the election of three Class II directors (with Anthony L. Coelho, William J. Elsner and Randall R. Lay being the nominees); (2) the ratification of our appointment of PricewaterhouseCoopers LLP as our independent auditors for fiscal year 2004; and (3) the approval of an amendment to our 1999 Stock Plan to increase the number of shares of common stock reserved for issuance under the Plan in 2004 from 500,000 to 1,250,000 shares.  At the close of business on the record date for the meeting (which was April 12, 2004), there were 11,473,111 shares of common stock outstanding and entitled to be voted at the meeting.    Holders of 10,853,562 shares of common stock outstanding or approximately 94.6% of the total shares outstanding and entitled to vote at the meeting were either present in person or represented by proxy.  The following table sets forth the results of the voting.

Proposal	For	Withheld

1. Election of three directors
Anthony L. Coelho	10,809,775	43,787
William J. Elsner	10,817,230	36,332
Randall R. Lay	10,812,631	40,931

	For	Against	Abstain	Broker Non-Votes

2. Ratification of our appointment of PricewaterhouseCoopers LLP as our independent auditors for fiscal year 2004	10,838,177	4,699	10,686	0
3. Approval of an amendment to our 1999 Stock Plan to increase the number of shares of common stock reserved for issuance under the Plan in 2004 from 500,000 to 1,250,000 shares	8,458,500	131,924	14,671	2,248,467

Each of the proposals set forth above received more than the required number of votes for approval and were therefore duly and validly approved by the stockholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  List of Exhibits

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger among the Company, Migration Corporation and Universal Access, Inc. dated July 18, 2001.(1)
2.2	Stock Purchase Agreement with CityNet Telecommunications, Inc. dated April 7, 2003.(2)
2.3	Letter agreement with CityNet Telecommunications, Inc. dated April 7, 2003.(2)
2.4	Letter agreement with CityNet Telecommunications, Inc. dated July 23, 2003.(3)
3.1	Restated Certificate of Incorporation of the Company.(4)
3.1.1	Amendment to the Restated Certificate of Incorporation of the Company.(3)
3.2	Amended and Restated Bylaws of the Company.(1)
4.1	Form of the Company’s Common Stock certificate.(3)
4.2	Amended and Restated Registration and Informational Rights Agreement dated June 28, 1999.(5)
4.3	Amended and Restated Registration and Informational Rights Agreement dated June 30, 1999.(5)
4.4	Registration Rights Agreement dated November 10, 1999.(5)
4.5	Registration Rights Agreement with CityNet Telecommunications, Inc. dated July 23, 2003.(3)
4.6	Form of warrant to purchase shares of Common Stock of the Company issued to Advanced Equities.(5)
4.7

Preferred Stock Rights Agreement, dated as of July 31, 2000, between Universal Access, Inc. and Wells Fargo, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.(6)

4.7.1	Assumption of and Amendment to the Universal Access, Inc. Preferred Stock Rights Agreement dated July 13, 2001.(1)
4.7.2	Second Amendment to the Universal Access Global Holdings Inc. Preferred Stock Rights Agreement dated April 7, 2003.(2)
4.8	Warrant to purchase shares of Common Stock of the Company issued to Broadmark Capital, Inc. dated July 23, 2003.(3)
10.3.1	First Amendment to the 1999 Stock Plan of Universal Access Global Holdings Inc. dated May 27, 2004.
10.7.1	First Amendment to Independent Contractor Agreement with Anthony Coelho dated June 9, 2004.
10.13.4	Fourth Amendment to the Global Services Agreement with MCI WorldCom Communications, Inc. dated June 24, 2004.
10.20	Indemnification Agreement with CityNet Telecommunications, Inc. dated April 25, 2004.(7)
10.21	Convertible Promissory Note with Lafayette Business Park, LLC dated April 28, 2004.(7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(6)             Filed with the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on August 9, 2000.

(7)             Filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.

†                     Confidential treatment requested for certain portions of this Exhibit that portions have been omitted and filed separately with the Securities and Exchange Commission.

(a)                                    On August 4, 2004, the Company filed with the SEC a report on Form 8-K, which was furnished pursuant to Items 3, 4, 5 and 7 of Form 8-K and which announced the following: (i) On August 4, 2004, the Company and its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Northern District of Illinois; (ii) On August 2, 2004, the Company received notice that effective upon the Company's filing of its Form 10-Q for the quarter ended June 30, 2004, PricewaterhouseCoopers LLP will resign as the Company's independent accountants; (iii) that Anothy P. Dolanski has resigned from the Board of Directors effective July 29, 2004; (iv) that William Elsner and Anthony Daffer have resigned from the Board of Directors of the Company effective August 3, 2004,; and (v) that Brian Coderre, Chief Executive Officer of the Company will be leaving the Company effective, August 3, 2004. Attached as exhibits to the Form 8-K were a press release of the Company dated August 4, 2004 and a letter from PricewaterhouseCoopers LLP dated August 4, 2004.

(b)                                   Reports on Form 8-K:

On April 14, 2004, the Company filed with the SEC a report on Form 8-K, which was furnished pursuant to Item 7 and Item 12 of Form 8-K and which provided information on the financial results of the Company for the fourth quarter and the year ended December 31, 2003.

On July 1, 2004, the Company filed with the SEC a report on Form 8-K, which was furnished pursuant to Item 5 of Form 8-K and which announced that on June 28, 2004 the Company received a Nasdaq Staff Determination indicating that the Company failed to comply with the minimum stockholders’ equity requirement for continued listing, and that its securities were therefore subject to delisting from the Nasdaq SmallCap Market.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL ACCESS GLOBAL HOLDINGS INC.
(Registrant)

Dated: August 16, 2004	By:	/s/ Daniel M. Bresingham
Name: Daniel M. Bresingham
Title: Principal Financial Officer
(Principal Financial and Accounting Officer)