Form 10QSB
period 2007-12-31
UAGH INC
filed 2008-04-16
CIK 1070699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number 000-28559

UAGH, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

36-4408076

(IRS Employer Identification No.)

16625 Dove Canyon Rd, #102-331,San Diego, CA 92127

(Address of principal executive offices)

(858) 756-0369

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 o f the Exchange Act):

Yes ☒  No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 16, 2008: 10,000,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART I. Financial Information

ITEM 1. CONDENSED FINANCIAL STATEMENTS

UAGH, Inc.

(A development stage company)

Table of Contents

Financial Statements	Page

Balance Sheets as of December 31, 2007 (Unaudited) and June 30, 2007 (Audited)	3

Statements of Operations for the three months ended December 31, 2007 and 2006 and the six months ended December 31, 2007 and the periods from August 16, 2006 (date of bankruptcy settlement) through December 31, 2007 and 2006 (Unaudited)	4

Statements of Cash Flow for the three months ended December 31, 2007 and 2006 and the six months ended December 31, 2007 and the periods from August 16, 2006 (date of bankruptcy settlement) through December 31, 2007 and 2006 (Unaudited)	5

Notes to Financial Statements (Unaudited)	6

UAGH, Inc.

(A development stage company)

Balance Sheets

	December 31, 2007 (Unaudited)	June 30, 2007 (Audited)
ASSETS
CURRENT ASSETS
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and other accrued liabilities	$17,530	$-
Accrued interest payable	195	21
Advances from stockholder	1,095	-
Convertible notes payable - related party	3,777	1,777

TOTAL LIABILITIES	22,597	1,798

STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 10,000,000 shares issued and outstanding	100,000	100,000
Additional paid-in capital	(100,000)	(100,000)
Deficit accumulated during the development stage	(22,597)	(1,798)
Total Stockholders' Deficit	(22,597)	(1,798)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

UAGH, Inc.

(A development stage company)

Statements of Operations

For the three months ended December 31, 2007 and 2006 and

the six months ended December 31, 2007 and for

the period from August 16, 2006 (date of bankruptcy settlement) through December 31, 2006 and for the period from August 16, 2006 (date of bankruptcy settlement) through December 31, 2007

(Unaudited)

	Three months ended December 31, 2007	Three months ended December 31, 2006	Six months ended December 31, 2007	Date of bankruptcy settlement through December 31, 2006	Date of bankruptcy settlement through December 31, 2007

OPERATING EXPENSE:
General and administrative	$15,330	$-	$20,625	$-	$22,402
Total operating expense	15,330	-	20,625	-	22,402

OPERATING LOSS	(15,330)	-	(20,625)	-	(22,402)

Other expense:
Interest expense	(96)	-	(174)	-	(195)

NET LOSS	$(15,426)	$-	$(20,799)	$-	$(22,597)

LOSS PER SHARE - Basic and fully diluted	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and fully diluted	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

UAGH, Inc.

(A development stage company)

Statements of Cash Flow

For the three months ended December 31, 2007 and 2006 and

the six months ended December 31, 2007 and for

the period from August 16, 2006 (date of bankruptcy settlement) through December 31, 2006 and for the period from August 16, 2006 (date of bankruptcy settlement) through December 31, 2007

(Unaudited)

	Three months ended December 31, 2007	Three months ended December 31, 2006	Six months ended December 31, 2007	Date of bankruptcy settlement through December 31, 2006	Date of bankruptcy settlement through December 31, 2007

Cash flow from operating activities:
Net loss	$(15,426)	$-	$(20,799)	$-	$(22,597)
Adjustment to reconcile net loss to net cash used in operating activities:
Noncash interest expense	96	-	174	-	195
Changes in operating assets and liabilities:
Accounts payable and other accrued liabilities	14,235	-	17,530	-	17,530
Advances from stockholder	1,095	-	1,095	-	1,095
Net cash used by operating activities	-	-	(2,000)	-	(3,777)

Cash flow from financing activities:
Proceeds of borrowings from related party	-	-	2,000	-	3,777
Net cash provided by financing activities	-	-	2,000	-	3,777

Net change in cash	-	-	-	-	-

Cash at beginning of period	-	-	-	-	-
Cash at end of period	$-	$-	$-	$-	$-

Cash paid for:
Interest	$-	$-	$-	$-	$-
Taxes	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

UAGH, Inc.

(A development stage company)

Notes to Financial Statements

December 31, 2007

(Unaudited)

Note 1 - Background and Description of Business

UAGH, Inc. (the "Company") was incorporated in July 2001, in accordance with the Laws of the State of Delaware. The Company is the U. S. Bankruptcy Court mandated reincorporation of and successor to Universal Access Global Holdings, Inc. which was discharged from bankruptcy on August 16, 2006.

The accompanying interim financial statements of UAGH have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained elsewhere in this Form 10SB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended June 30, 2007, as reported in the Company's Form 10SB, have been omitted.

The Company's emergence from Chapter 11 of Title 11 of the United States Code on August 16, 2006 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity's fair value - resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, the Company, post bankruptcy, has no assets and minimal liabilities and operating activities. Therefore, the Company, as a new reporting entity, qualifies as a "development stage enterprise" as defined in Statement of Financial Accounting Standard No. 7, as amended.

The Company's post-bankruptcy business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

UAGH, Inc.

(A development stage company)

Notes to Financial Statements

December 31, 2007

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company's financial statements are prepared using accounting principles generally accepted in the United States.

b. Provision for Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed will be in effect when the differences reverse.

In June 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109" (FIN 48). We adopted FIN 48 on January 1, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

Upon the adoption of FIN 48, we had no liabilities for unrecognized tax benefits and, as such, the adoption had no impact on our financial statements, and we have recorded no additional interest or penalties. The adoption of FIN 48 did not impact our effective tax rates.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the year ended December 31, 2007, we did not recognize any interest or penalties in our Statement of Operations, nor did we have any interest or penalties accrued in our Balance Sheet at December 31, 2007 relating to unrecognized benefits.

The tax years 2004-2007 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

c. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

 UAGH, Inc.

(A development stage company)

Notes to Financial Statements

December 31, 2007

(Unaudited)

d. Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e. Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding. In accordance with Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. During periods of net losses dilutive shares are not included, due to anti-dilutive results. There were no dilutive shares at December 31, 2007 and 2006.

f. Impact of New Accounting Standards

In June 2003, the Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Commencing with the Company's Annual Report for the year ending December 31, 2007, the Company is required to include a report of management on the Company's internal control over financial reporting. The internal control report must include a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management's assessment of the effectiveness of the Company's internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting; and beginning with the Company's Annual Report for the year ending December 31, 2008, that the Company's independent accounting firm will issue an attestation report on management's assessment of the Company's internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-KSB.

In September 2006, the FASB issued "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 establishes a common definition of fair value to be applied to US GAAP guidance that requires the use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS No. 157, but does not presently expect that it will have a material effect on the financial position or results of operations.

In December 2007, the FASB issued SFAS 160, "Noncontrolling interests in Consolidated Financial Statements - an amendment of ARB No. 51". This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company's financial statements.

UAGH, Inc.

(A development stage company)

Notes to Financial Statements

December 31, 2007

(Unaudited)

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

Note 3 - Going Concern Uncertainty

The Company has no post-bankruptcy operating history, no cash on hand, no assets and has a business plan with inherent risk. The Company's majority stockholder maintains the corporate status of the Company and has provided all nominal working capital support on the Company's behalf since the bankruptcy discharge date. Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support. The majority stockholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in its business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market. If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

The Company's business plan is to seek an acquisition or merger with a private operating company which offers an opportunity for growth and possible appreciation of our stockholders' investment in the then issued and outstanding common stock. However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders' investment in the then outstanding common stock.

The Company remains dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital in excess of the Company's initial capitalization to preserve the integrity of the corporate entity.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company's certificate of incorporation authorizes the issuance of up to one hundred million shares of common stock. The Company's ability to issue common stock may limit the Company's ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders. The Company's ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

UAGH, Inc.

(A development stage company)

Notes to Financial Statements

December 31, 2007

(Unaudited)

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

Note 4 - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

Note 5 - Convertible Note Payable

On July 31, 2007, the Company borrowed $2,000 from Tryant LLC, its majority stockholder, under a convertible promissory note. The note is due on demand and bears interest at 10%. The note is convertible into shares of common stock of the Company at the rate of $0.035 per share at the option of the holder. Management evaluated the convertible note in accordance with SFAS No. 133 and EITF 00-19 and determined that there is no embedded derivative of the conversion feature of the note. Management evaluated the convertible note payable in accordance with EITF 00-27 and determined that there was no intrinsic value of the conversion option due to the fact that the debt is not convertible at a discount to the market value of the stock.

Note 6 - Advances from stockholder

During the quarter ended December 31, 2007, Tryant paid expenses of $1,095 on behalf of UAGH. Subsequent to December 31, 2007, Tryant paid expenses of $10,318 on behalf of UAGH. These payments were accounted for as advances from shareholders. These advances are non-interest bearing and due on demand. At a later date, management expects to convert these advances into convertible notes on similar terms to the ones already outstanding to Tryant.

Item 2.

Management's Discussion and Analysis or Plan of Operation.

For the six months ended December 31, 2007 and 2006

The Company had no revenue for the six month periods ended December 31, 2007 and December 31, 2006.

General and administrative expenses for the six months ended December 31, 2007 were $20,625 compared to $0 for the period from August 16, 2006 (date of bankruptcy settlement) through December 31, 2006. The expense was, mainly due to increased professional fees.

Interest expense increased during the six month period ended December 31, 2007 to $174 from $0, as compared to the period from August 16, 2006 (date of bankruptcy settlement) through December 31, 2006.

Net Loss for the six months ended December 31, 2007 was $(20,799) compared to $0 in the period from August 16, 2006 (date of bankruptcy settlement) through December 31, 2006.

For the three months ended December 31, 2007 and 2006

The Company had no revenue for the three month periods ended December 31, 2007 and December 31, 2006.

General and administrative expenses for the three months ended December 31, 2007 increased to $15,330 compared to $0 in the same period in 2006. The decrease was mainly due to an increase of professional fees during this period.

Interest expense increased during the three month period ended December 31, 2007 to $96 from $0, as compared to the same period in 2006.

Net Loss for the three months ended December 31, 2007 was $15,426 compared to $0 during the same period in 2006.

Financial Condition

At December 31, 2007, the Company's total assets consisted of $0. Liabilities at December 31, 2007 totaled $22,597. Deficit accumulated from the date of bankruptcy settlement through December 31, 2007 totaled ($22,597), compared to ($1,798) at June 30, 2007. The Company currently has 10,000,000 shares of common stock at $0.01 par value issued and outstanding.

Our Company's only foreseeable cash requirements during the next 12 months will relate to maintaining our Company in good standing in the State of Delaware, as well as legal and accounting fees. Management does anticipate that our Company will have to raise additional funds during the next 12 months.

The Company has no material commitments for the next twelve months. The Company has a capital deficit and its current liquidity needs cannot be met by cash on hand. In the past, the Company has relied on loans from shareholders to supplement operating capital when necessary. The Company anticipates that it will receive sufficient loans from shareholders to continue operations for at least the next twelve months. However, there are no agreements or understandings to this effect. Should the Company require additional capital, it may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

Plan of Operation:

Our Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

Our Company is not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations. Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock, that could amount to as much as 95% of our outstanding securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in our Company.

Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable, an analysis of the quality of the particular entity's management personnel; the anticipated acceptability of any new products or marketing concepts that it may have; the merit of its technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

Management will attempt to meet personally with management and key personnel of the entity providing any potential business opportunity afforded to our Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. Our Company anticipates that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, and members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

Our Company's directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our Company's common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation.

Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $400,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by our Company and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities.

None of our directors, executive officers, founders or their affiliates or associates has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business opportunity for our Company; nor are there any similar arrangements with us.

Item 3A(T).          Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2007, our internal control over financial reporting was not effective.

Specifically, management identified the following control deficiencies.  (1) The Company has not properly segregated duties as its President initiates, authorizes, and completes all transactions.  The Company has not implemented measures that would prevent the President from overriding the internal control system.  The Company does not believe that this control deficiency has resulted in deficient financial reporting because the President is aware of his responsibilities under the SEC’s reporting requirements and personally certifies the financial reports.  In addition, the Company engaged a financial consultant to review all financial transactions to determine that they have been properly recorded in the financial statements. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.  The Company does not think that this control deficiency has resulted in deficient financial reporting because the Company has implemented a series of manual checks and balances to verify that previous reporting periods have not been improperly modified and that no unauthorized entries have been made in the current reporting period.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is reliable.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits and Reports on Form 8-K.

31.1	Certification by CEO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UAGH, Inc.

Date: April 16, 2008

/s/ Daniel Drummond
Daniel Drummond
President and CEO

Date: April 16, 2008

/s/ Alex Ferries
Alex Ferries
Secretary and CFO