Form 10QSB
period 2008-03-31
UAGH INC
filed 2008-05-20
CIK 1070699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington , D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number 000-28559

UAGH, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

36-4408076
(IRS Employer Identification No.)

16625 Dove Canyon Rd, #102-331,San Diego, CA 92127
(Address of principal executive offices)

(858) 756-0369
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was r equired to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

     Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 o f the Exchange Act): Yes [ X ] No [ ].

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 9, 2008: 10,000,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

March 31, 2008

PART I. Financial Information

ITEM 1. CONDENSED FINANCIAL STATEMENTS

UAGH, Inc.
(A development stage company)

Table of Contents

Financial Statements	Page

Balance Sheets as of March 31, 2008 (Unaudited) and June 30, 2007(Audited)	2

Statements of Operations for the three months ended March 31, 2008 and 2007 and the nine months ended March 31, 2008 and the periods from August 16, 2006 (date of bankruptcy settlement) through March 31, 2007 and 2008 (Unaudited)	3

Statements of Cash Flow for the nine months ended March 31, 2008 and the periods from August 16, 2006 (date of bankruptcy settlement) through March 31, 2007 and 2008 (Unaudited)	4

Notes to Financial Statements (Unaudited)	5

UAGH, Inc.
(A development stage company)
Balance Sheets

	March 31, 2008 (Unaudited)	June 30, 2007 (Audited)
ASSETS
CURRENT ASSETS
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and other accrued liabilities	$8,878	$-
Accrued interest payable	289	21
Advances from stockholder	11,413	-
Convertible notes payable - related party	3,777	1,777

TOTAL LIABILITIES	24,357	1,798

STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 10,000,000 shares issued and outstanding	100,000	100,000
Additional paid-in capital	(100,000)	(100,000)
Deficit accumulated during development stage	(24,357)	(1,798)
Total Stockholders' deficit	(24,357)	(1,798)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

UAGH, Inc.
(A development stage company)
Statements of Operations

For the three months ended March 31, 2008 and 2007 and
the nine months ended March 31, 2008 and for
the period from August 16, 2006 (date of bankruptcy settlement) through March 31, 2007 and for the period from August 16, 2006 (date of bankruptcy settlement) through March 31, 2008
(Unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007		Nine months ended March 31, 2008	Date of bankruptcy settlement through March 31, 2007	Date of bankruptcy settlement through March 31, 2008

OPERATING EXPENSE:
General and administrative	$1,666	$-		$22,291	$-	$24,068
Total operating expense	1,666	-		22,291	-	24,068

OPERATING LOSS	(1,666)	-	-	(22,291)	-	(24,068)

Other expense:
Interest expense	(94)	-		(268)	-	(289)

NET LOSS	$(1,760)	$-		$(22,559)	$-	$(24,357)

LOSS PER SHARE - Basic and fully diluted	$(.01)	$-		$(.01)	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - Basic and fully diluted	10,000,000	10,000,000		10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

UAGH, Inc.
(A development stage company)
Statements of Cash Flow

For the nine months ended March 31, 2008 and for
the period from August 16, 2006 (date of bankruptcy settlement) through March 31, 2007 and for the period from August 16, 2006 (date of bankruptcy settlement) through March 31, 2008
(Unaudited)

	Nine months ended March 31, 2008	Date of bankruptcy settlement through March 31, 2007	Date of bankruptcy settlement through March 31, 2008

Cash flow from operating activities:
Net loss	$(22,559)	$-	$(24,357)
Adjustment to reconcile net loss to net cash used in operating activities:
Noncash interest expense	268	-	289
Changes in operating assets and liabilities:
Accounts payable and other accrued liabilities	8,878	-	8,878
Expenses paid by a stockholder	11,413	-	11,413
Net cash used by operating activities	(2,000)	-	(3,777)

Cash flow from financing activities:
Proceeds of borrowings from related party	2,000	-	3,777
Net cash provided by financing activities	2,000	-	3,777

Net change in cash	-	-	-

Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

UAGH, Inc.
(A development stage company)
Notes to Financial Statements
March 31, 2008
(Unaudited)

Note 1 - Background and Description of Business

UAGH, Inc. (the "Company") was incorporated in July 2001, in accordance with the Laws of the State of Delaware. The Company is the U. S. Bankruptcy Court mandated reincorporation of and successor to Universal Access Global Holdings, Inc. which was discharged from bankruptcy on August 16, 2006.

The accompanying interim financial statements of UAGH have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended June 30, 2007, as reported in the Company's Form 10SB, have been omitted.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

UAGH, Inc.
(A development stage company)
Notes to Financial Statements
March 31, 2008
(Unaudited)

Note 2 - Going Concern Uncertainty

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

UAGH, Inc.
(A development stage company)
Notes to Financial Statements
March 31, 2008
(Unaudited)

Note 3 - Fair Value of Financial Instruments

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

Note 4 - Convertible Note Payable

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

Note 5 - Advances from stockholder

During the nine months ended March 31, 2008, Tryant paid expenses of $11,413 on behalf of UAGH. These payments were accounted for as advances from shareholders. These advances are non-interest bearing and due on demand. At a later date, management expects to convert these advances into convertible notes on similar terms to the ones already outstanding to Tryant.

Note 6 - Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Commencing with the Company's Annual Report for the year ending June 30, 2008, the Company is required to include a report of management on the Company's internal control over financial reporting. The internal control report must include a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management's assessment of the effectiveness of the Company's internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting; and beginning with the Company's Annual Report for the year ending June 30, 2009, that the Company's independent accounting firm will issue an attestation report on management's assessment of the Company's internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-KSB.

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

In March 2008, the FSAB issued FASS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not anticipate a material impact upon adoption.

Item 2.          Management's Discussion and Analysis or Plan of Operation.
---------------------------------------------------------------------------------------

For the nine months ended March 31, 2008 and 2007

       The Company had no revenue for the nine month periods ended March 31, 2008 and March 31, 2007.

       General and administrative expenses for the nine months ended March 31, 2008 were $22,291 compared to $0 for the period from August 16, 2006 (date of bankruptcy settlement) through March 31, 2007. The expense was, mainly due to increased professional fees.

       Interest expense increased during the nine month period ended March 31, 2008 to $268 from $0, as compared to the period from August 16, 2006 (date of bankruptcy settlement) through March 31, 2007.

       Net Loss for the nine months ended March 31, 2008 was $(22,559) compared to $0 in the period from August 16, 2006 (date of bankruptcy settlement) through March 31, 2007.

For the three months ended March 31, 2008 and 2007

       The Company had no revenue for the three month periods ended March 31, 2008 and March 31, 2007.

       General and administrative expenses for the three months ended March 31, 2008 were to $1,666 compared to $0 in the same period in 2007.

       Interest expense increased during the three month period ended March 31, 2008 to $94 from $0, as compared to the same period in 2007.

       Net Loss for the three months ended March 31, 2008 was $1,760 compared to $0 during the same period in 2007.

Financial Condition

       At March 31, 2008, the Company's total assets consisted of $0. Liabilities at March 31, 2008 totaled $24,357. Deficit accumulated from the date of bankruptcy settlement through March 31, 2008 totaled ($24,357), compared to ($1,798) at June 30, 2007. The Company currently has 10,000,000 shares of common stock at $0.01 par value issued and outstanding.

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
----------------------

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

Item 3.          Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a 15(e) and 15d 15(e)) required by Securities Exchange Act Rules 13a 15(b) or 15d 15(b), our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

At the end of fiscal year 2008, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of fiscal year 2009, our independent registered public accountants will be required to audit management's assessment. We have not yet started the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide their attestation report. This process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and re-mediated.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
----------------------------------

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
------------------------------------------------------------------------------------

None; not applicable.

Item 3. Defaults Upon Senior Securities.
---------------------------------------------------

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
---------------------------------------------------------------------------
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

UAGH, Inc.

Date: May 20, 2008
/s/ Daniel Drummond
------------------------------
Daniel Drummond
President and CEO

Date: May 20, 2008
/s/ Alex Ferries
------------------------------
Alex Ferries
Secretary and CFO