Form 10KSB
period 2008-06-30
UAGH INC
filed 2008-10-01
CIK 1070699

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 000-28559

UAGH, Inc.

(Name of small business issuer in its charter)

Delaware	36-4408076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16625 Dove Canyon Rd, #102-331, San Diego, CA	92127
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (858)756-0369

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Common Stock, $.01 par Value

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                  Yes ☒     No ☐

State issuer's revenues for its most recent fiscal year:    $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Our common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "UAGI.OB". There was not an active market and no trading volume during fiscal 2008 and there has been no trading volume in 2007, therefore the aggregate market value of the issuer's common stock held by non-affiliates at September 14, 2008 is deemed to be $-0-.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

         Yes ☒      No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.   As of September 28, 2008 there were 668,356 shares of common stock, par value $.01 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No  ☒

Part I

Item 1. Description of Business

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect UAGH, Inc. future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Our Business

UAGH, Inc. was incorporated in July 2001 in Delaware originally under the name UAXS Global Holdings, Inc.   The Company amended and restated its certificate of incorporation and changed its name to UAGH, Inc.   The Company reorganized under Chapter 11 bankruptcy protection in the state of Illinois and the Order Approving Sale of Reorganized Stock of UAGH was approved on August 16, 2006.

The Company has now focused its efforts on seeking a business opportunity.  The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

Sources of Opportunities

We anticipate that business opportunities may arise from various sources, including officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people. Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests. In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

We will not restrict our search to any particular business, industry or geographical location. We may acquire a business opportunity in any stage of development. This includes opportunities involving "start up" or new companies. In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company. We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:

- available technical, financial and managerial resources;

- working capital and other financial requirements;

- the history of operations, if any;

- prospects for the future;

- the nature of present and expected competition;

- the quality and experience of management services which may be available and the depth of the management;

- the potential for further research, development or exploration;

- the potential for growth and expansion;

- the potential for profit;

- the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

Methods of Participation of Acquisition

Management will review specific businesses and then select the most suitable opportunities based on legal structure or method of participation. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transactions. Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

As part of the our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity. We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity. These materials may include the following:

- descriptions of product, service and company history; management resumes;

- financial information;

- available projections with related assumptions upon which they are based;

- an explanation of proprietary products and services;

- evidence of existing patents, trademarks or service marks or rights thereto;

- present and proposed forms of compensation to management;

- a description of transactions between the prospective entity and its affiliates;

- relevant analysis of risks and competitive conditions;

- a financial plan of operation and estimated capital requirements;

- and other information deemed relevant.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

We do not currently have any employees but rely upon the efforts of our officer and director to conduct our business. We do not have any employment or compensation agreements in place with our officers and directors although they are reimbursed for expenditures advanced on our behalf.

Item 2. Description of Property.

We do not currently own any property. We utilize office space in the business of Daniel Drummond, an officer and director, at no cost. We will not seek independent office space until we pursue a viable business opportunity and recognize income.

Item 3. Legal Proceedings.

No legal proceedings are threatened or pending against UAGH, Inc. or any of our officers or directors. Further, none of our officers, directors or affiliates are parties against UAGH, Inc. or have any material interests in actions that are adverse our own.

Item 4. Submission of Matters to a Vote of Securities Holders.

On June 30, 2008, the Company's board of directors and stockholders holding shares representing in excess of 51% of the votes entitled to be cast at a meeting of the Company's stockholders' consented in writing to the following actions.

(i) effect a reverse stock split whereby all outstanding shares of the Company's $.01 par value common stock ("Common Stock") will be reverse split on 1 share for every 15 share basis, with the following exceptions: (a) fractional share amounts will be rounded up to the nearest whole number; (b) no shareholder who holds at least 100 shares prior to the Reverse Stock Split will receive less than 100 shares as a result of the Reverse Stock Split; and (c) the shares of shareholders holding less than 100 shares will be unaffected by the reverse split;

(ii) increase the authorized capital so that the Company is authorized to issue one hundred million (100,000,000) shares of $0.01 par value of Common Stock and ten million (10,000,000) shares of $0.01 par value of preferred stock, which preferred stock is issuable in such series and designations as may be authorized by the Company's Board of Directors;

(iii) add Articles to our Certificate of Incorporation, Article VI to specify the powers of the Board of Directors and Article VII to indemnify our officers and directors.

The actions became effective July 31, 2008.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

There currently is no active trading for our Common Stock. Our common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "UAGI".

	CLOSING BID		CLOSING ASK

2008	High	Low	High	Low

June 19, 2008 (date of OTCBB listing) Thru June 30	NONE	NONE	NONE	NONE

The above quotations, as provided by OTC Bulletin Board represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

As of September 14, 2008, there were approximately 82 shareholders of record holding 668,356 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare any such dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Years Ended June 30, 2008 and 2007

We have negligible available cash on hand and have experienced losses since inception. We did not generate any revenues from operations during the years ended June 30, 2008 and 2007. Expenses during the year ended June 30, 2008 were $30,396 compared to expenses of $1,777 in 2007. Expenses for both years consisted mainly of general and administrative expenses. The general and administrative expenses were primarily due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $31,388 for the year ended June 30, 2008, compared to a net loss of $1,798 for the period ended June 30, 2007.

Liquidity and Capital Resources

At June 30, 2008, we had $0 in available cash on hand and $32,556  in liabilities. We anticipate our expenses for the next twelve months will be approximately $20,000. In the past we have relied on advances from our current shareholders to cover our operating costs. Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months. However, there can be no assurances to that effect. Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period. At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future. Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

Our current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company. To demonstrate our commitment to maintaining ethical reporting and business practices, we adopted a Code of Ethics and Business Conduct and included it as an exhibit to this Form 10-KSB.

Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109", Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), "Business Combinations", SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51", SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115", SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", SFAS No. 157, "Fair Value Measurements", SFAS No. 156, "Accounting for Servicing of Financial Assets", SFAS No. 155, "Accounting for Certain Hybrid Instruments", and SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", were recently issued. These recently-enacted accounting standards have no current applicability to the Company or their effect on the financial statements would not have been significant.

Subsequent Events.

None.

Item 7. Financial Statements.

Our financial statements appear at the end of this report beginning on page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T). Controls and Procedures.

    (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     Management's Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

    Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of June 30, 2008, our internal control over financial reporting was not effective. The Company's material weaknesses in internal control are due to the lack of segregation of duties and the lack of accounting expertise in the supervision of the financial reporting process. However, the Company believes the costs of remediation outweigh the benefits given the limited operations of the Company.

   This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

    (b) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2008 has been disclosed.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since
Daniel Drummond	56	President and Director	September 2006
Alex Ferries	34	Secretary and Director	September 2006

All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.

Set forth below is certain biographical information regarding the Company's executive officer and director:

Daniel D. Drummond, President and a Director. Mr. Drummond graduated with a Bachelor of Science degree from the United States Military Academy at West Point in 1975. Following a military career with the U.S. Army, Mr. Drummond held positions with various companies in marketing, consulting and operations. From April 2003 until December 2003, Mr. Drummond was Vice President of Systems Development for two start-up companies, PoweRX Pharmacy, a pain-management pharmacy, and PoweRx Technologies, a company specializing in the development of handheld prescription-writing applications and systems. Since February 2004, Mr. Drummond has been a member of Tryant, LLC., a firm specializing in mergers and acquisitions. Mr. Drummond is currently the Secretary and director of Wren, Inc., an internet retailer of hanging chairs and golf clubs.

Alex Ferries, Secretary, Treasurer and a Director. He has been an associate at Tryant, LLC since February 2004. From July 2003 to January 2004, he worked part-time as an independent consultant, evaluating the merits of a potential retail pharmacy chain, which never materialized. Mr. Ferries is also President and Director of Wrap-N-Roll USA, Inc.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Item 10. Executive Compensation

The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Registrant's last three completed fiscal years to the Registrant's or its principal subsidiaries chief executive officers and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2007, the end of the Registrant's last completed fiscal year).

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Daniel Drummond President/Director	2008 2007 2006	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Alex Ferries Secretary/Director	2008 2007 2006	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person's termination of employment with the Company or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Compensation of Directors

There are no agreements to compensate any of the directors for their services.

Our officers and directors are reimbursed for expenses incurred on our behalf. Our officers and directors will not receive any finder's fee as a result of their efforts to implement the business plan outlined herein. However, our officers and directors anticipate receiving benefits as beneficial shareholders of our common stock.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

Employment Contracts and Termination of Employment and Change in Control Arrangement.

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Executive Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change of control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of September 2, 2008, the number and percentage of the 668,356 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of	Name and Address of	Amount and Nature of	Percentage of Class
Class	Beneficial Owner	Beneficial Ownership

Common	Daniel D. Drummond (1)	600,000	89.77%
	P. O. Box 5005, PMB 42
	Rancho Santa Fe, CA 92067

Total Officers and Directors		600,000	89.77%
As a Group (1 Person)

(1) Officer and/or director. These shares are owned by Tryant, LLC. Daniel Drummond is a managing director of Tryant, LLC and these shares are considered to be beneficially controlled by Mr. Drummond.

There are no contracts or other arrangements that could result in a change of control of the Company.

Item 12. Certain Relationships and Related Transactions.

We utilize office space at the home of Daniel Drummond, an officer and director, to conduct our activities at no charge.

Item 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company's address shown on Page 1 of this report.

Exhibit #	Description	Location

Exhibit 3(i)	Articles of Incorporation	*

Exhibit 3(i)(a)	Amendments to the Articles of Incorporation	Attached

Exhibit 3(ii)	Bylaws	*

Exhibit 14	Code of Ethics	Attached

Exhibit 31	Certification of the Principal Executive Officer and	Attached
Principal Financial Officer pursuant to Section 302
of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of the Principal Executive Officer and	Attached
Principal Financial Officer pursuant to U.S.C. Section 1350
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* These exhibits are incorporated herein by reference to the Company's Form 10-SB filed with the Securities and Exchange Commission on December 28, 2007.

** The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(b)  Reports on Form 8-K.

None.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of UAGH, Inc.’s annual financial statement and review of financial statements included in UAGH, Inc.’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $0 for fiscal year ended 2007 and $13,046 for fiscal year ended 2008.

Audit-Related Fees

There were no fees for other audit related services for fiscal years ended 2008 and 2007.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2008 and 2007.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UAGH, Inc.

Date: September 29, 2008	/s/ Daniel D. Drummond
Daniel D. Drummond
Chief Executive Officer

/s/ Alex Ferries
Alex Ferries
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2008

/s/ Daniel D. Drummond
Daniel D. Drummond
Director

/s/ Alex Ferries
Alex Ferries
Director

UAGH, Inc.

(A development stage company)

Table of Contents

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of June 30, 2008 and 2007	F-3

Statements of Operations for the year ended June 30, 2008 and for the periods from August 16, 2006 (date of bankruptcy settlement) through June 30, 2008 and 2007	F-4

Statement of Changes in Stockholders' Equity (Deficit) for the period from August 16, 2006 (date of bankruptcy settlement) through June 30, 2008	F-5

Statements of Cash Flow for the year ended June 30, 2008 and for the periods from August 16, 2006 (date of bankruptcy settlement) through June 30, 2008 and 2007	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

UAGH, Inc.

We have audited the accompanying balance sheets of UAGH, Inc. [a development stage company] as of June 30, 2008 and 2007, and the related statements of operations, stockholders' deficit, and cash flows for the year ended June 30, 2008 and for the periods from August 16, 2006 through June 30, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UAGH, Inc. as of June 30, 2008 and 2007, and the results of operations and cash flows for the year ended June 30, 2008 and for the periods from August 16, 2006 through June 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that UAGH, Inc. will continue as a going concern. As discussed in Note D to the financial statements, the Company has negative working capital, accumulated losses and has not had significant operations since its reorganization. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note D. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC

Salt Lake City, Utah

September 26, 2008

UAGH, Inc.

(A development stage company)

Balance Sheets

June 30, 2008 and 2007

	2008	2007
ASSETS
CURRENT ASSETS
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and other accrued liabilities	$4,257	$-
Accrued interest payable	383	21
Convertible notes payable – related party	3,777	1,777
Notes payable – related party	24,139	-

TOTAL LIABILITIES	32,556	1,798

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 668,356 shares issued and outstanding	6,684	6,684
Additional paid-in capital	(6,054)	(6,684)
Deficit accumulated during development stage	(33,186)	(1,798)
Total Stockholders' Equity (Deficit)	(32,556)	(1,798)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

UAGH, Inc.

(A development stage company)

Statements of Operations

For the year ended June 30, 2008 and for the periods from August 16, 2006
(date of bankruptcy settlement) through June 30, 2008 and 2007

	Year ended June 30, 2008	Period from August 16, 2006 (date of bankruptcy settlement) through June 30, 2007	Period from August 16, 2006 (date of bankruptcy settlement) through June 30, 2008
OPERATING EXPENSES
General and administrative	$30,396	$1,777	$32,173
Total operating expense	30,396	1,777	32,173

OPERATING LOSS	(30,396)	(1,777)	(32,173)

Other Income/ (expense):
Interest expense	(992)	(21)	(1,013)

NET LOSS	$(31,388)	$(1,798)	$(33,186)

LOSS PER SHARE – Basic and fully diluted	$(0.05)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and fully diluted	668,356	668,356

The accompanying notes are an integral part of these financial statements.

UAGH, Inc.

(A development stage company)

Statement of Stockholders’ Equity (Deficit)

For the period from August 16, 2006 (date of bankruptcy settlement)
through June 30, 2008

	Common Stock (1)		Additional Paid-in	Retained
	Shares	Amount	Capital	Deficit	Total
Stock issued through bankruptcy settlement on August 16, 2006	668,356	$6,684	$(6,684)	$-	$-

Net loss	-	-	-	(1,798)	(1,798)
Balance, June 30, 2007	668,356	6,684	(6,684)	(1,798)	(1,798)
Imputed interest on shareholder advances	-	-	630	-	630
Net loss	-	-	-	(31,388)	(31,388)
Balance, June 30, 2008	668,356	$6,684	$(6,054)	$(33,186)	$(32,556)

(1)

The common stock issued has been retroactively restated to reflect a reverse stock split of 1 new share of common stock for 15 old shares of common stock, effective July 31, 2008. The number of authorized shares and the par value per share as referred to in these financial statements have been restated where applicable to give retroactive effect on the reverse stock split.

The accompanying notes are an integral part of these financial statements.

UAGH, Inc.

(A development stage company)

Statements of Cash Flow

For the year ended June 30, 2008 and for the periods from August 16, 2006
(date of bankruptcy settlement) through June 30, 2008 and 2007

	June 30, 2008	Period from August 16, 2006 (date of bankruptcy settlement) through June 30, 2007	Period from August 16, 2006 (date of bankruptcy settlement) Through June 30, 2008

Cash flow from operating activities:
Net loss	$(31,388)	$(1,798)	$(33,186)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	992	21	1,013
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,257	-	4,257
Due to shareholder	24,139	-	24,139
Net cash used by operating activities	(2,000)	(1,777)	(3,777)

Cash flow from financing activities:
Proceeds of borrowings under convertible note payable	2,000	1,777	3,777
Net cash provided by financing activities	2,000	1,777	3,777

Net change in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:
Conversion of shareholder advances to note payable	$24,139	$-	$24,139

The accompanying notes are an integral part of these financial statements.

Note A - Background and Description of Business

UAGH, Inc. (the “Company”) was incorporated in July 2001, in accordance with the Laws of the State of Delaware.   The Company is the U. S. Bankruptcy Court mandated reincorporation of and successor to Universal Access Global Holdings, Inc. which was discharged from bankruptcy on August 16, 2006.

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

The Company’s post-bankruptcy business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged.  However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940.  A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Note B - Summary of Significant Accounting Policies

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles.  Concurrent with the approval of the Plan of Reorganization the Company changed its post-bankruptcy year-end to June 30.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

1.

Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.

Reorganization costs

The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all costs incurred with the incorporation and reorganization, post-bankruptcy, of the Company were charged to operations as incurred.  No costs were incurred during the year ended June 30, 2008 and 2007.

3.

Income taxes

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2008, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

As of June 30, 2008, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

In June 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109" (FIN 48). We adopted FIN 48 on July 1, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

4.

Income (Loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

Fully diluted earnings (loss) per share are computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculation date.  As of June 30, 2008, 107,914 shares of common stock equivalents were not included in the calculation, as the effect would be anti-dilutive.

5.

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

Note C - Bankruptcy Action

Commencing on August 4, 2004, Universal Access Global Holdings Inc. filed for protection under Chapter 11 of the Federal Bankruptcy Act in the United States Bankruptcy Court, Northern District of Illinois - Eastern Division (the “Bankruptcy Court”).  The Company's bankruptcy action was part of a combined case (Case No.  04-B-28747) encompassing the following related entities:  Universal Access, Inc.; Universal Access of Virginia, Inc.; Universal Access Communications Inc.; and Tri-Quad Enterprises, Inc.

All assets, liabilities and other claims against the Company and its affiliated entities were combined for the purpose of distribution of funds to creditors.  Each of the entities otherwise remained separate corporate entities.  From the commencement of the bankruptcy proceedings through August 16, 2006 (the effective date of the Plan of Reorganization), all secured claims and/or administrative claims during this period were satisfied through either direct payment or negotiation.

A Plan of Reorganization was approved by the United States Bankruptcy Court, Northern District of Illinois - Eastern Division on August 16, 2006.  The Plan of Reorganization, which contemplates the Company entering into a reverse merger transaction, provided that certain identified claimants as well as unsecured creditors, in accordance with the allocation provisions of the Plan of Reorganization, and the Company's new controlling stockholder would receive "new" shares of the Company's post-reorganization common stock, pursuant to Section 1145(a) of the Bankruptcy Code.  As a result of the Plan's approval, all liens, security interests, encumbrances and other interests, as defined in the Plan of Reorganization, attach to the creditor's trust.  Specific injunctions prohibit any of these claims from being asserted against the Company prior to the contemplated reverse merger.

The cancellation of all existing shares at the date of the bankruptcy filing and the issuance of "new" shares of the reorganized entity caused an issuance of shares of common stock and a related change of control of the Company with more than 50.0% of the "new" shares being held by persons and/or entities which were not pre-bankruptcy stockholders.  Accordingly, per American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code", the Company adopted "fresh-start" accounting as of the bankruptcy discharge date whereby all continuing assets and liabilities of the Company were restated to the fair market value.  As of August 16, 2006, by virtue of the confirmed Plan of Reorganization, the Company had no assets or liabilities.

Note D - Going Concern Uncertainty

The Company has no post-bankruptcy operating history, no cash on hand, no assets and has a business plan with inherent risk.  Because of these factors, the Company's auditors have issued an audit opinion on the Company's financial statements which includes a statement describing our going concern status.  This means, in the auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

Note E – Notes payable – related party

Convertible Note Payable, related party

On May 18, 2007, the Company borrowed $1,777 from Tryant, LLC, its majority stockholder, under a convertible promissory note.  On July 31, 2007, the Company borrowed an additional $2,000 from Tryant LLC under the same terms.  The notes are due on demand and bear interest at 10%.  The notes are convertible into shares of common stock of the Company at the rate of $0.035 per share at the option of the holder.  Management evaluated the convertible notes in accordance with SFAS No. 133 and EITF 00-19 and determined that there is no embedded derivative of the conversion feature of the note.  Management evaluated the convertible note payable in accordance with EITF 00-27 and determined that there was no intrinsic value of the conversion option due to the fact that the debt is not convertible at a discount to the market value of the stock.

Shareholder advances and Notes payable – related party

Throughout the year ended June 30, 2008, Tryant, LLC made advances totaling $24,139 to UAGH for working capital purposes.  These advances were non-interest bearing and payable on demand.  UAGH imputed interest on these advances at a rate of 10% per year.  Interest expense of $630 was recorded as an addition to additional paid-in capital for the year ended June 30, 2008.

On June 30, 2008, the shareholder advances were converted into a note payable to Tryant, LLC.  The note is due on demand and bears interest at 8% per year.  The note balance of $24,139 is included in Notes payable – related party on the balance sheet at June 30, 2008.

Note F - Capital Stock Transactions

On June 30, 2008, the Board of Directors of UAGH, Inc., unanimously approved amendments to the company’s Certificate of Incorporation to:

i)

effect a reverse stock split whereby all outstanding shares of the company’s $.01 par value common stock (“Common Stock”) will be reverse split on a 1share for every 15 share basis;

ii)

increase the authorized capital so that the company is authorized to issue one hundred  million (100,000,000) shares of $0.01 par value of Common Stock and ten million (10,000,000)  shares of $0.01 par value of preferred stock, which preferred stock is issuable in such series and designations as may be authorized by the Company’s Board of Directors;

Also, on June 30, 2008, these amendments were approved by a holder of a majority of the common stock. There were not then and not now any shares of preferred stock authorized, issued or outstanding. These amendments were effective July 11, 2008.  All share and per share amounts in these financial statements have been retroactively restated to reflect the 1 for 15 reverse stock split.

Pursuant to the Second Amended Joint Plan of Reorganization Proposed by the Debtors affirmed by the United States Bankruptcy Court, Northern District of Illinois - Eastern Division on August 16, 2006, the Company "will include the issuance of a sufficient number of Plan shares to meet the requirements of the Plan.  Such number is estimated to be approximately 10,000,000 (pre-split) Plan Shares relative to each Post Confirmation Debtor.  The Plan Shares shall all be of the same class."

As provided in the Plan, approximately 90.0% of the Plan Shares (600,000 post-split common shares) of the Company were issued to Tryant LLC, the Company's controlling shareholder, in exchange for $35,000.  The remaining approximately 10.0% of the Plan Shares (68,356 post-split common shares) of the Company were issued to other holders of various claims as defined in the Order Confirming Second Amended Joint Plan of Reorganization.

Based upon the calculations provided by the Creditor's Trustee, the Company issued an aggregate ten million pre-split shares of the Company's "new" common stock to all unsecured creditors and the controlling stockholder in settlement of all unpaid pre-confirmation obligations of the Company and/or the bankruptcy trust.

Note H – Income tax

Income taxes are not due since UAGH has had losses since it emerged from bankruptcy. UAGH has net operating loss carryforwards of approximately $32,556 at June 30, 2008.  The loss carryforwards will begin to expire in 2023.

The deferred tax asset of approximately $4,880 at June 30, 2008 which was generated by the loss carry-forward has been fully reserved due to the uncertainty that the Company will be able to realize the benefit from it.  The valuation allowance has increased by $4,610 from the prior fiscal year.

Upon the adoption of FIN 48, we had no liabilities for unrecognized tax benefits and, as such, the adoption had no impact on our financial statements, and we have recorded no additional interest or penalties. The adoption of FIN 48 did not impact our effective tax rates.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the year ended June 30, 2008, we did not recognize any interest or penalties in our Statement of Operations, nor did we have any interest or penalties accrued in our Balance Sheet at June 30, 2008 relating to unrecognized benefits.

The tax years 2004-2007 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.