Form 10-Q
period 2008-12-31
UAGH INC
filed 2009-03-26
CIK 1070699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 25, 2009: 668,356

December 31, 2008

PART I. Financial Information

ITEM 1. CONDENSED FINANCIAL STATEMENTS

UAGH, Inc.
(A development stage company)

Table of Contents

Financial Statements	Page

Condensed Balance Sheets as of December 31, 2008 (Unaudited) and June 30, 2008 (Audited)	2

Condensed Statements of Operations for the three and six months ended December 31, 2008 and 2007 and the period from August 16, 2006 (date of bankruptcy settlement) through December 31, 2008 (Unaudited)	3

Condensed Statements of Cash Flow for the six months ended December 31, 2008 and 2007 and the period from August 16, 2006 (date of bankruptcy settlement) through December 31, 2008 (Unaudited)	4

Notes to Financial Statements (Unaudited)	5

UAGH, Inc.
(A development stage company)
Condensed Balance Sheets

	December 31, 2008 (Unaudited)	June 30, 2008 (Audited)
ASSETS
CURRENT ASSETS
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and other accrued liabilities	$20,623	$4,257
Accrued interest payable	1,541	383
Notes payable- related party	29,133	24,139
Convertible notes payable - related party	3,777	3,777

TOTAL LIABILITIES	55,074	32,556

STOCKHOLDERS' DEFICIT
Preferred Stock, $.01 par value per share; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 668,356 shares issued and outstanding	6,684	6,684
Additional paid-in capital	(5,883)	(6,054)
Deficit accumulated during development stage	(55,875)	(33,186)
Total Stockholders' deficit	(55,074)	(32,556)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

UAGH, Inc.
(A development stage company)
Condensed Statements of Operations

For the three and six  months ended December 31, 2008 and 2007 and for the period from August 16, 2006 (date of bankruptcy settlement) through December 31, 2008
(Unaudited)

	Three months ended December 31, 2008	Three months ended December 31, 2007		Six months ended December 31, 2008	Six Months ended December 31, 2007	Date of bankruptcy settlement through December 31, 2008

OPERATING EXPENSE:
General and administrative	$9,502	$15,330		$21,360	$20,625	$53,532
Total operating expense	9,502	15,330		21,360	20,625	53,532

OPERATING LOSS	(9,502)	(15,330)	-	(21,360)	(20,625)	(53,532)

Other expense:
Interest expense	(696)	(96)		(1,329)	(174)	(2,342)

NET LOSS	$(10,198)	$(15,426)		$(22,689)	$(20,799)	$(55,874)

LOSS PER SHARE - Basic and fully diluted	$(0.01)	$(0.01)		$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - Basic and fully diluted	668,356	668,356		668,356	668,356

The accompanying notes are an integral part of these unaudited financial statements.

UAGH, Inc.
(A development stage company)
Condensed Statements of Cash Flow

For the six month periods ended December 31, 2008 and 2007 and for the period from August 16, 2006 (date of bankruptcy settlement) through December 31, 2008
(Unaudited)

		Six months ended December 31, 2008		Six months ended December 31, 2007	Date of bankruptcy settlement through December 31, 2008

Cash flow from operating activities:
Net loss		$(22,689)		$(20,799)	$(55,874)
Adjustment to reconcile net loss to net cash used in operating activities:
Noncash interest expense		1,329		174	2,342
Changes in operating assets and liabilities:
Accounts payable and other accrued liabilities		16,366		17,530	20,622
Notes payable - related party		4,994		1,095	29,133
Net cash used by operating activities		-		(2,000)	(3,777)

Cash flow from financing activities:
Proceeds of borrowings from related party		-		2,000	3,777
Net cash provided by financing activities		-		2,000	3,777

Net change in cash		-		-	-

Cash at beginning of period		-		-	-
Cash at end of period		$-		$-	$-

Supplemental cash flow information:
Cash paid for Interest		$-		$-	$-
Cash paid for Taxes		$-		$-	$-

Non-cash investing and financing activities:
Conversion of shareholder advances to note payable	$		$		$24,139

The accompanying notes are an integral part of these unaudited financial statements.

UAGH, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2008
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
December 31, 2008
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

   As of December 31, 2008 and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered common stock equivalents.

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
December 31, 2008
(Unaudited)

   Company does not use derivative instruments to moderate its exposure to financial risk, if any.

4. Income taxes

   As of December 31, 2008, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the
   Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

The Company's certificate of incorporation authorizes the issuance of up to 100 million shares of common stock. The Company's ability to issue common stock may limit the Company's ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders. The Company's ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

UAGH, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2008
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

Note D - Related Party

Shareholder advances and Notes payable - related party
During the six months ended December 31, 2008, Tryant, LLC made advances totaling $4,994 for working capital purposes.  These advances were non-interest bearing and payable on demand.  UAGH imputed interest on these advances at a rate of 10% per year.  Interest expense of $171 was recorded as an addition to additional paid-in capital for the six  months ended December 31, 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders' equity since inception. The Company's balance sheet as of December 31, 2008, reflects a total asset value of $0. The Company has little cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

During the period from July 1, 2008 through December 31, 2008, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2008, the end of the period covered by this Report.

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

UAGH, Inc.

Date: March 26, 2009 By: /s/ Daniel Drummond

Daniel Drummond, President and CEO

Date: March 26, 2009 By: /s/ Alex Ferries

Alex Ferries, Secretary and CFO