Form 10-Q
period 2009-03-31
UAGH INC
filed 2009-05-14
CIK 1070699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 2009: 668,356

March 31, 2009

PART I. Financial Information

ITEM 1. CONDENSED FINANCIAL STATEMENTS

UAGH, Inc.
(A development stage company)

Table of Contents

Condensed Financial Statements	Page

Condensed Balance Sheets as of March 31, 2009 (Unaudited) and June 30, 2008 (Audited)	2

Condensed Statements of Operations for the three and nine months ended March 31, 2009 and 2008 and the period from August 16, 2006 (date of bankruptcy settlement) through March 31, 2009 (Unaudited)	3

Condensed Statements of Cash Flow for the nine months ended March 31, 2009 and 2008 and the period from August 16, 2006 (date of bankruptcy settlement) through March 31, 2009 (Unaudited)	4

Notes to Condensed Financial Statements (Unaudited)	5

UAGH, Inc.
(A development stage company)
Condensed Balance Sheets

	March 31, 2009 (Unaudited)	June 30, 2008 (Audited)
ASSETS
CURRENT ASSETS
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and other accrued liabilities	$18,123	$4,257
Accrued interest payable	2,104	383
Notes payable- related party	31,633	24,139
Convertible notes payable - related party	3,777	3,777

TOTAL LIABILITIES	55,637	32,556

STOCKHOLDERS' DEFICIT
Preferred Stock, $.01 par value per share; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 668,356 shares issued and outstanding	6,684	6,684
Additional paid-in capital	(5,751)	(6,054)
Deficit accumulated during development stage	(56,570)	(33,186)
Total Stockholders' deficit	(55,637)	(32,556)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

UAGH, Inc.
(A development stage company)
Condensed Statements of Operations

For the three and nine  months ended March 31, 2009 and 2008 and for the period from August 16, 2006 (date of bankruptcy settlement) through March 31, 2009
(Unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008	Nine months ended March 31, 2009	Nine Months ended March 31, 2008	Date of bankruptcy settlement through March 31, 2009

OPERATING EXPENSE:
General and administrative	$-	$1,666	$21,360	$22,291	$53,533
Total operating expense	-	1,666	21,360	22,291	53,533

OPERATING LOSS	-	(1,666)	(21,360)	(22,291)	(53,533)

Other expense:
Interest expense	(695)	(94)	(2,024)	(268)	(3,037)

NET LOSS	$(695)	$(1,760)	$(23,384)	$(22,559)	$(56,570)

LOSS PER SHARE - Basic and fully diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - Basic and fully diluted	668,356	668,356	668,356	668,356

The accompanying notes are an integral part of these unaudited condensed financial statements.

UAGH, Inc.
(A development stage company)
Condensed Statements of Cash Flow

For the nine month periods ended March 31, 2009 and 2008 and for the period from August 16, 2006 (date of bankruptcy settlement) through March 31, 2009
(Unaudited)

		Nine months ended March 31, 2009		Nine months ended March 31, 2008	Date of bankruptcy settlement through March 31, 2009

Cash flow from operating activities:
Net loss		$(23,384)		$(22,559)	$(56,570)
Adjustment to reconcile net loss to net cash used in operating activities:
Noncash interest expense		2,024		268	3,037
Changes in operating assets and liabilities:
Accounts payable and other accrued liabilities		13,866		8,878	18,123
Notes payable - related party		7,494		11,413	31,633
Net cash used by operating activities		-		(2,000)	(3,777)

Cash flow from financing activities:
Proceeds of borrowings from related party		-		2,000	3,777
Net cash provided by financing activities		-		2,000	3,777

Net change in cash		-		-	-

Cash at beginning of period		-		-	-
Cash at end of period		$-		$-	$-

Supplemental cash flow information:
Cash paid for Interest		$-		$-	$-
Cash paid for Taxes		$-		$-	$-

Non-cash investing and financing activities:
Conversion of shareholder advances to note payable	$		$		$24,139

The accompanying notes are an integral part of these unaudited condensed financial statements.

UAGH, Inc.
(A development stage company)
Notes to Condensed Financial Statements
March 31, 2009
(Unaudited)

Note A - Background and Description of Business

UAGH, Inc. (the "Company") was incorporated in July 2001, in accordance with the Laws of the
State of Delaware. The Company is the U. S. Bankruptcy Court mandated reincorporation of and successor to Universal Access Global Holdings, Inc. which was discharged from bankruptcy on August 16, 2006.

The accompanying interim condensed financial statements of UAGH have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual
Report on Form 10 K for the year ended June 30, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended June 30, 2008, as reported the Company's Annual Report on Form 10 K for the year ended June 30, 2008, have been omitted.

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
Notes to Condensed Financial Statements
March 31, 2009
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

   As of March 31, 2009 and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered common stock equivalents.

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
Notes to Condensed Financial Statements
March 31, 2009
(Unaudited)

   Company does not use derivative instruments to moderate its exposure to financial risk, if any.

4. Income taxes

   As of March 31, 2009, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the
   Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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
Notes to Condensed Financial Statements
March 31, 2009
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

Note D - Related Party

Shareholder advances and Notes payable - related party
During the nine months ended March 31, 2009, Tryant, LLC made advances totaling $7,494 for working capital purposes.  These advances were non-interest bearing and payable on demand.  UAGH imputed interest on these advances at a rate of 10% per year.  Interest expense of $303 was recorded as an addition to additional paid-in capital for the nine months ended March 31, 2009.

Note E - New Accounting Pronouncements

In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157." FSP FAS 157-2 delayed the effective date of SFAS 157 "Fair Value Measurements" for one fiscal year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The expected adoption of provisions of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities is not expected to have a material impact.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging
Activities." SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Pursuant to the transition provisions of the Statement, the Company adopted SFAS No. 161 on January 1, 2009. This Statement does not impact the financial results as it is disclosure-only in nature.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders' equity since inception. The Company's balance sheet as of March 31, 2009, reflects a total asset value of $0. The Company has little cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

During the period from July 1, 2008 through March 31, 2009, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2009, the end of the period covered by this Report.

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

UAGH, Inc.

Date: May 14, 2009 By: /s/ Daniel Drummond

Daniel Drummond, President and CEO

Date: May 14, 2009 By: /s/ Alex Ferries

Alex Ferries, Secretary and CFO