Form 10-Q
period 2009-09-30
UAGH INC
filed 2009-11-12
CIK 1070699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 2009: 670,741

September 30, 2009

PART I. Financial Information

ITEM 1. CONDENSED FINANCIAL STATEMENTS

UAGH, Inc.
(A development stage company)

Table of Contents

Financial Statements	Page

Condensed Balance Sheets as of September 30, 2009 (Unaudited) and June 30, 2009(Audited)	2

Condensed Statements of Operations for the three months ended September 30, 2009 and 2008 and the period from August 16, 2006 (date of bankruptcy settlement) through September 30, 2009 (Unaudited)	3

Condensed Statements of Cash Flow for the three months ended September 30, 2009 and 2008 and the period from August 16, 2006 (date of bankruptcy settlement) through September 30, 2009 (Unaudited)	4

Notes to Financial Statements (Unaudited)	5

UAGH, Inc.
(A development stage company)
Balance Sheets
As of September 30, 2009 (Unaudited) and June 30, 2009

	September 30, 2009	June 30, 2009
ASSETS
CURRENT ASSETS
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIT)

CURRENT LIABILITIES
Accounts payable and other accrued liabilities	22,440	18,150
Accrued interest payable	3,261	2,679
Advances from stockholder	35,975	32,069
Total Current Liabilities	61,676	52,898

Convertible notes payable - related party	3,777	3,777

TOTAL LIABILITIES	65,453	56,675

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 670,741 shares issued and outstanding at September 30, 2009 and June 30, 2009	6,707	6,707
Additional paid-in capital	(5,384)	(5,585)
Deficit accumulated during development stage	(66,776)	(57,797)
Total Stockholders' Equity (Deficit)	(66,453)	(56,675)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

UAGH, Inc.
(A development stage company)
Statements of Operations
For the three months ended September 30, 2009 and 2008 and for the period from August 16, 2006 (date of bankruptcy settlement) through September 30, 2009
(Unaudited)

	Three months ended September 30		Period from August 16, 2006 (date of bankruptcy settlement) through
	2009	2008	September 30, 2009
OPERATING EXPENSES
General and administrative	$ 8,196	$ 11,857	$ 62,192
Total operating expense	8,196	11,857	62,192

OPERATING LOSS	(8,196)	(11,857)	(62,192)

Other Income/ (Expense):
Interest expense	(783)	(633)	(4,584)

NET LOSS	$ (8,979)	$ (12,490)	$ (66,776)

LOSS PER SHARE - Basic and fully diluted	$ (0.01)	(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - Basic and fully diluted	670,741	668,356

The accompanying notes are an integral part of these unaudited condensed financial statements.

UAGH, Inc.
(A development stage company)
Statements of Cash Flows
For the three months ended September 30, 2009 and 2008
and for the period from August 16, 2006 (date of bankruptcy settlement)
through September 30, 2009
(Unaudited)

	Three months ended September 30,		Period from August 16, 2006 (date of bankruptcy settlement) through
	2009	2008	September 30, 2009

Cash flow from operating activities:
Net loss	(8,979)	(12,490)	$ (66,776)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	783	633	4,584
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,290	7,279	22,440
Advances from stockholder	3,906	4,578	35,975
Net cash used by operating activities	-	-	(3,777)

Cash flow from financing activities:
Proceeds of borrowings under convertible note payable	-	-	3,777
Net cash provided by financing activities	-	-	3,777

Net change in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$ -	$ -	$ -

Supplemental cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

Non-cash investing and financing activities:
Conversion of shareholder advances to note payable	$ -		$ 24,139

The accompanying notes are an integral part of these unaudited condensed financial statements.

UAGH, Inc.
(A development stage company)
Notes to Condensed Financial Statements
September 30, 2009
(Unaudited)

Note A - Background and Description of Business

UAGH, Inc. (the "Company" or "UAGH") was incorporated in July 2001, in accordance with the Laws of the State of Delaware. The Company is the U. S. Bankruptcy Court mandated reincorporation of and successor to Universal Access Global Holdings, Inc. which was discharged from bankruptcy on August 16, 2006.

The accompanying interim financial statements of UAGH have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended June 30, 2009, as reported the Company's Annual Report on Form 10-K for the year ended June 30, 2009, have been omitted.

The Company's emergence from Chapter 11 of Title 11 of the United States Code on August 16, 2006 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity's fair value - resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, the Company, post bankruptcy, has no assets and minimal liabilities and operating activities. Therefore, the Company, as a new reporting entity, qualifies as a "development stage enterprise" as defined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic No. 915 (formerly Statement of Financial Accounting Standards No. 7).

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

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States of America requires management to make estimates and assumptions that affect the Balance Sheet, Statement of Operations, and footnote disclosures of the reporting period. Actual results could differ from those estimates.

Management acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

1. Cash and cash equivalents

The Company considers all highly-liquid investments with maturities from date of purchase of three months or less to be cash equivalents.

2. Income (Loss) per share

Basic earnings (loss) per share is calculated by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

Diluted earnings (loss) per share (EPS) is calculated by dividing net income by the weighted average number of shares and dilutive common stock equivalents (convertible notes and interest on the notes , stock awards and options) outstanding during the period. Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only common stock equivalents are considered dilutive based upon the company's net income (loss) position at calculation date. During periods of net losses, basic and diluted net losses per common share are equivalent.

As of September 30, 2009 and subsequent thereto, the Company had no outstanding stock warrants or options which could be considered common stock equivalents. See note D regarding Convertible Note Payable, Related Party.

3. Fair value of assets and liabilities

The carrying amount of cash and cash equivalents, accounts payable and notes payable, as approximated fair value due to the short-term maturity of these instruments.

4. Income taxes

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2009, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes.

As of September 30, 2009, the deferred tax asset related to the Company's net operating loss carry-forward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statements or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

Note C - Going Concern Uncertainty

The Company has no post-bankruptcy operating history, no cash on hand, no assets and has a business plan with inherent risk. Because of these factors, the Company's auditors have issued an audit opinion on the Company's June 30, 2009 financial statements which includes a statement describing our going concern status. This means, in the auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

The Company's continued existence is dependent upon its ability to generate sufficient cash from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the company faces considerable risk in its business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market. If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant shareholders. The Company remains dependent upon additional external sources of financing; including being dependent upon its management and/or significant shareholders to provide sufficient working capital in excess of the Company's initial capitalization to preserve the integrity of the corporate entity.

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

The intent of management and significant stockholders is to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

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

Note D - Related Party Transactions

Convertible Note Payable - Related Party

On May 18, 2007, the company borrowed $1,777 from Tyrant, LLC, its majority stockholder, under a convertible promissory note. On July 31, 2007, the Company borrowed an additional $2,000 from Tyrant LLC under the same terms. The notes are due on demand and bear interest at 10%. The notes are convertible into shares of common stock of the Company at a rate of $0.035 per share at the option of the holder. Management evaluated the convertible notes in accordance with SFAS No. 133 and EITF 00-19, which are both incorporated in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic No. 810 - 10, "Derivatives and Hedging", and determined that there is no embedded derivative of the conversion feature of the note. Management evaluated the convertible note payable in accordance with EITF 00-27, which is incorporated in FASB ASC Topic No. 470, "Debt", and determined that there was no intrinsic value of the conversion option due to the fact that the debt is not convertible at a discount to market value of the stock.

Advances from Stockholder

During the three months ended September 30, 2009, Tryant, LLC made advances totaling $3,906 for working capital purposes. These advances were non-interest bearing and payable on demand. UAGH imputed interest on these advances at a rate of 10% per year. Interest expense of $201 was recorded to additional paid-in capital for the three months ended September 30, 2009.

Note E - New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS 168"). The FASB Accounting Standards Codification TM, ("Codification") became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU's). The FASB will not consider ASU's as authoritative in their own right; rather these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. SFAS No. 168 is incorporated in ASC Topic 105, Generally Accepted Accounting Principles. The Company adopted SFAS No. 168 in its financial statements for the quarter ended September 30, 2009, and the Company will provide reference to both the Codification topic reference and the previously authoritative references related to Codification topics and subtopics, as appropriate.

In May 2009, the FASB issued FASB ASC 855-10-25 ( Prior authoritative literature: FASB Statement 165, Subsequent Events). FASB ASC 855-10-25 provides guidance on management's assessment of subsequent events and incorporates this guidance into accounting literature. FASB ASC 855-10-25 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company's financial position and results of operations. The Company has evaluated subsequent events through November 12, 2009, the date of issuance of the Company's financial position and results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders' equity since inception. The Company's balance sheet as of September 30, 2009, reflects a total asset value of $0. The Company has little cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

During the period from July 1, 2009 through September 30, 2009, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2009, the end of the period covered by this Report.

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

UAGH, Inc.

Date: November 12, 2009 By: /s/ Daniel Drummond

Daniel Drummond, President and CEO

Date: November 12, 2009 By: /s/ Alex Ferries

Alex Ferries, Secretary and CFO