Form 10-Q
period 2009-12-31
UAGH INC
filed 2010-03-19
CIK 1070699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009.

or

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X . Yes      . No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  X . Yes      . No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      . Yes .No      .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 19, 2010: 670,741

ITEM 1. FINANCIAL INFORMATION

UAGH, Inc.

(A development stage company)

Table of Contents

Condensed Balance Sheets as of December 31, 2009 (Unaudited) and June 30, 2009	3

Condensed Statements of Operations for the three and six months ended December 31, 2009 and 2008 and for the period from August 16, 2006 (date of bankruptcy settlement) through December 31, 2009 (Unaudited)	4

Condensed Statements of Cash Flows for the six months ended December 31, 2009 and 2008 and for the period from August 16, 2006 (date of bankruptcy settlement) through December 31, 2009 (Unaudited)	5

Notes to Condensed Financial Statements (Unaudited)	6

UAGH, Inc.

(A development stage company)

Balance Sheets

As of December 31, 2009

and June 30, 2009

	December 31, 2009 (unaudited)	June 30, 2009
ASSETS
CURRENT ASSETS
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIT)

CURRENT LIABILITIES
Accounts payable and other accrued liabilities	27,663	18,150
Accrued interest payable	3,843	2,679
Advances from stockholder	37,634	32,069
Total Current Liabilities	69,140	52,898

Convertible notes payable – related party	3,777	3,777

TOTAL LIABILITIES	72,917	56,675

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 670,741 shares issued and outstanding at December 31, 2009 and June 30, 2009	6,707	6,707
Additional paid-in capital	(4,975)	(5,585)
Deficit accumulated during development stage	(74,649)	(57,797)
Total Stockholders' Equity (Deficit)	(72,917)	(56,675)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	-

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UAGH, Inc.

(A development stage company)

Statements of Operations

For the three months and six months ended December 31, 2009 and 2008 and for the period from August 16, 2006 (date of bankruptcy settlement) through December 31, 2009
(Unaudited)

	Three months ended December 31,		Six months ended December 31,		Period from August 16, 2006 (date of bankruptcy settlement) through
	2009	2008	2009	2008	December 31, 2009
OPERATING EXPENSES
General and administrative	$6,882	$9,502	$15,078	$21,360	$69,074
Total operating expense	6,882	9,502	15,078	21,360	69,074

OPERATING LOSS	(6,882)	(9,502)	(15,078)	(21,360)	(69,074)

Other Income/ (expense):
Interest expense	(991)	(696)	(1,774)	(1,329)	(5,575)

NET LOSS	$(7,873)	$(10,198)	$(16,852)	$(22,689)	$(74,649)

LOSS PER SHARE – Basic and fully diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and fully diluted	670,741	668,356	670,741	668,356

The accompanying notes are an integral part of these unaudited condensed interim financial statements

UAGH, Inc.

(A development stage company)

Statements of Cash Flow

For the six months ended December 31, 2009 and 2008 and for the period from August 16, 2006 (date of bankruptcy settlement) through December 31, 2009

(Unaudited)

	Six months ended December 31,		Period from August 16, 2006 (date of bankruptcy settlement) through December 31,
	2009	2008	2009

Cash flow from operating activities:
Net loss	$(16,852)	$(22,689)	$(74,649)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	1,774	1,329	5,575
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	9,513	16,366	27,663
Notes payable – related party	5,565	4,994	37,634
Net cash used by operating activities	-	-	(3,777)

Cash flow from financing activities:
Proceeds of borrowings under convertible note payable	-	-	3,777
Net cash provided by financing activities	-	-	3,777

Net change in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:
Conversion of shareholder advances to note payable	$-	$-	$24,139

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UAGH, Inc.

(A development stage company)

Notes to Condensed Financial Statements

December 31, 2009

(Unaudited)

Note A - Background and Description of Business

UAGH, Inc. (the “Company” or “UAGH”) was incorporated in July 2001, in accordance with the Laws of the State of Delaware. The Company is the U. S. Bankruptcy Court mandated reincorporation of and successor to Universal Access Global Holdings, Inc. which was discharged from bankruptcy on August 16, 2006.

The accompanying interim financial statements of UAGH have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended June 30, 2009, as reported the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, have been omitted.

The Company's emergence from Chapter 11 of Title 11 of the United States Code on August 16, 2006 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity's fair value - resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, the Company, post bankruptcy, has no assets and minimal liabilities and operating activities. Therefore, the Company, as a new reporting entity, qualifies as a "development stage enterprise" as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915 (formerly Statement of Financial Accounting Standards No. 7).

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

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the Balance Sheet, Statement of Operations, and footnote disclosures of the reporting period. Actual results could differ from those estimates.

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

Diluted earnings (loss) per share (EPS) is calculated by dividing net income by the weighted average number of shares and dilutive common stock equivalents (convertible notes and interest on the notes, stock awards and options) outstanding during the period. Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only common stock equivalents are considered dilutive based upon the company’s net income (loss) position at calculation date. During periods of net losses, basic and diluted net losses per common share are equivalent.

As of December 31, 2009 and subsequent thereto, the Company had no outstanding stock warrants or options which could be considered common stock equivalents. See Note D regarding Convertible Note Payable, Related Party.

3.

Fair value of assets and liabilities

The carrying amount of cash and cash equivalents, accounts payable and notes payable, represent approximated fair value due to the short-term maturity of these instruments.

4.

Income taxes

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2009, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes.

As of December 31, 2009, the deferred tax asset related to the Company's net operating loss carry-forward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statements or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

Note C - Going Concern Uncertainty

The Company has no post-bankruptcy operating history, no cash on hand, no assets and has a business plan with inherent risk. Because of these factors, the Company's auditors have issued an audit opinion on the Company’s June 30, 2009 financial statements which includes a statement describing our going concern status. This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company’s majority stockholder maintains the corporate status of the Company and has provided all nominal working capital support on the Company's behalf since the bankruptcy discharge date. Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support. The majority stockholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity.

The Company’s continued existence is dependent upon its ability to generate sufficient cash from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the company faces considerable risk in its business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market. If no additional operating capital is received during the next twelve months, the Company will be forced to rely on additional funds loaned by management and/or significant shareholders. The Company remains dependent upon additional external sources of financing; including being dependent upon its management and/or significant shareholders to provide sufficient working capital in excess of the Company’s initial capitalization to preserve the integrity of the corporate entity.

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

Note D – Related Party Transactions

Convertible Note Payable - Related Party

On May 18, 2007, the Company borrowed $1,777 from Tryant, LLC, its majority stockholder, under a convertible promissory note. On July 31, 2007, the Company borrowed an additional $2,000 from Tryant LLC under the same terms. The notes are due on demand and bear interest at 10%. The notes are convertible into shares of common stock of the company at a rate of $0.035 per share at the option of the holder. Management evaluated the convertible notes in accordance with SFAS No. 133 and EITF 00-19, which are both incorporated in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 810 – 10, “Derivatives and Hedging”, and determined that there is no embedded derivative of the conversion feature of the note. Management evaluated the convertible note payable in accordance with EITF 00-27, which is incorporated in FASB ASC Topic No. 470, “Debt”, and determined that there was no intrinsic value of the conversion option due to the fact that the debt is not convertible at a discount to market value of the stock.

Advances from Stockholder

During the six months ended December 31, 2009, Tryant, LLC made advances totaling $5,565 for working capital purposes. These advances were non-interest bearing and payable on demand. UAGH imputed interest on these advances at a rate of 10% per year. Interest expense of $610 was recorded to additional paid-in capital for the six months ended December 31, 2009.

As of December 31, 2009 there is a total balance of $37,364 that has been advanced by Tryant, LLC. The notes outstanding as of June 30, 2008 and earlier, totaling $24,139, earn interest at 8%.

Note E – New Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 105-10-65 (Prior authoritative literature: FASB Statement 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). Under FASB ASC 105-10-65 (Prior authoritative literature: FASB Statement 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles), the FASB Accounting Standards Codification ™ (the “Codification”) will become the exclusive source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards, with the exception of certain non-SEC accounting literature which will become nonauthoritative. FASB ASC 105-10-65 (Prior authoritative literature: FASB Statement 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles) is effective for the Company’s 2009 first fiscal quarter. The adoption of FASB ASC 105-10-65 (Prior authoritative literature: FASB Statement 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles) will not have a material impact on the Company’s Financial Statements. All references to U.S. GAAP provided in the notes to the Financial Statements have been updated to conform to the Codification.

In May 2009, the FASB issued FASB ASC 855-10-25 (Prior authoritative literature: FASB Statement 165, Subsequent Events). FASB ASC 855-10-25 (Prior authoritative literature: FASB Statement 165, Subsequent Events) provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. FASB ASC 855-10-25 (Prior authoritative literature: FASB Statement 165,Subsequent Events) is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial position and results of operations. The Company has evaluated subsequent events through March 19, 2010, the date of issuance of the Company’s financial position and results of operations.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

Note F – Subsequent Events

On January 13, 2010, the Company signed a Letter of Intent with an entity in regards to a potential reverse acquisition. The preliminary terms of the agreement call for the issuance of UAGH, Inc. common stock to be issued for all of the issued and outstanding shares of the entity. Once terms are agreed to and finalized a definitive agreement of reorganization will be executed.

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

PLAN OF OPERATION

The Company is seeking to acquire assets or shares of an entity actively engaged in business which generates revenues. The Company has entered into negotiations regarding a possible business combination, but no definitive agreement has been reached. The Board of Directors intends to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders' equity since inception. The Company's balance sheet as of December 31, 2009, reflects a total asset value of $0. The Company has little cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

During the period from July 1, 2009 through December 31, 2009, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

NEED FOR ADDITIONAL FINANCING

Additional capital will be required to meet the Company's cash needs and obligations required for the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, and for the costs of accomplishing its goal of completing a business combination, for an indefinite period of time. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially. In addition, as current management is under no obligation to continue to extend credit to the Company and/or invest in the Company, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2009, the end of the period covered by this Report. The Company’s current lack of capital resources limits its ability to address the deficiencies in its disclosure controls and procedures. However, due to the limited operations of the Company, the cost of remediation would outweigh the perceived benefits.

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

The Company has had very limited operating history and no revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

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

The Company has not yet come to a definitive agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity. The Company has entered into negotiations regarding a possible business combination, but there can be no assurance that the Company will be successful in concluding a business combination. Management has not limited itself to any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

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

The Company's officers and directors participats in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future. Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

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

Our stock will become subject to the Penny Stock rules, which impose significant restrictions on the Broker-Dealers and may affect the resale of our stock. Our stock will become subject to Penny Stock trading rules, and investors will experience resale restrictions and a lack of liquidity. A penny stock is generally a stock that:

•

is not listed on a national securities exchange or Nasdaq;

•

is listed in "pink sheets" or on the NASD OTC Bulletin Board;

•

has a price per share of less than $5.00; and

•

is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in common stock and other equity securities, including:

•

determination of the purchaser's investment suitability;

•

delivery of certain information and disclosures to the purchaser; and

•

receipt of a specific purchase agreement from the purchaser prior to effecting the purchase transaction.

Due to the Penny Stock rules, many broker-dealers will not effect transactions in penny stocks except on an unsolicited basis. When our common stock becomes subject to the penny stock trading rules,

•

such rules may materially limit or restrict the ability to resell our common stock, and

•

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

UAGH, Inc.

Date March 19, 2010

By: /s/ Daniel Drummond

Daniel Drummond, President and CEO

Date: March 19, 2010

By: /s/ Alex Ferries

Alex Ferries, Secretary and CFO