Form 10-Q
period 2010-03-31
UAGH INC
filed 2010-05-17
CIK 1070699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 17, 2010: 670,741

ITEM 1. FINANCIAL INFORMATION

UAGH, Inc.

(A development stage company)

Table of Contents

Condensed Balance Sheets as of March 31, 2010 (Unaudited) and June 30, 2009	3

Condensed Statements of Operations for the three and nine months ended March 31, 2010 and 2009 and for the period from August 16, 2006 (date of bankruptcy settlement) through March 31, 2010 (Unaudited)	4

Condensed Statements of Cash Flows for the nine months ended March 31, 2010 and 2009 and for the period from August 16, 2006 (date of bankruptcy settlement) through March 31, 2010 (Unaudited)	5

Notes to Condensed Financial Statements (Unaudited)	6

UAGH, Inc.

(A development stage company)

Condensed Balance Sheets

As of March 31, 2010 (unaudited) and June 30, 2009

	March 31, 2010	June 30, 2009
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIT)

CURRENT LIABILITIES
Accounts payable and other accrued liabilities	30,808	18,150
Accrued interest payable	4,412	2,679
Advances from stockholder	37,634	32,069
Total Current Liabilities	72,854	52,898

Convertible notes payable – related party	3,777	3,777

TOTAL LIABILITIES	76,631	56,675

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 670,741 shares issued and outstanding at March 31, 2010 and June 30, 2009	6,707	6,707
Additional paid-in capital	(4,642)	(5,585)
Deficit accumulated during development stage	(78,696)	(57,797)
Total Stockholders' Equity (Deficit)	(76,631)	(56,675)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	-

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UAGH, Inc.

(A development stage company)

Condensed Statements of Operations

For the three months and nine months ended March 31, 2010 and 2009 and for the period from August 16, 2006 (date of bankruptcy settlement) through March 31, 2010

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,		Period from August 16, 2006 (date of bankruptcy settlement) through March 31,
	2010	2009	2010	2009	2010
OPERATING EXPENSES
General and administrative	$3,145	$-	$18,223	$21,360	$72,219
Total operating expense	3,145	-	18,223	21,360	72,219

OPERATING LOSS	(3,145)	-	(18,223)	21,360)	(72,219)

Other Income/ (expense):
Interest expense	(902)	(695)	(2,676)	(2,024)	(6,477)

NET LOSS	$(4,136)	$(695)	$(20,899)	$(23,384)	$(78,696)

LOSS PER SHARE – Basic and fully diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and fully diluted	670,741	668,356	670,741	668,356

The accompanying notes are an integral part of these unaudited condensed interim financial statements

UAGH, Inc.

(A development stage company)

Condensed Statements of Cash Flow

For the nine months ended March 31, 2010 and 2009 and for the period from August 16, 2006 (date of bankruptcy settlement) through March 31, 2010
(Unaudited)

	Nine months ended March 31,		Period from August 16, 2006 (date of Bankruptcy settlement) through March 31,
	2010	2009	2010

Cash flow from operating activities:
Net loss	$(20,899)	$(23,384)	$(78,696)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	2,676	2,024	6,477
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	12,658	13,866	30,808
Notes payable – related party	5,565	7,494	37,634
Net cash used from operating activities	-	-	(3,777)

Cash flow from financing activities:
Proceeds of borrowings under convertible note payable	-	-	3,777
Net cash provided by financing activities	-	-	3,777

Net change in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:
Conversion of shareholder advances to note payable	$-	$-	$24,139

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UAGH, Inc.

(A development stage company)

Notes to Condensed Financial Statements

March 31, 2010

(Unaudited)

Note A - Background and Description of Business

UAGH, Inc. (the “Company” or “UAGH”) was incorporated in July 2001, in accordance with the Laws of the State of Delaware. The Company is the U. S. Bankruptcy Court mandated reincorporation of and successor to Universal Access Global Holdings, Inc. which was discharged from bankruptcy on August 16, 2006.

The accompanying interim financial statements of UAGH have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended June 30, 2009, as reported the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, have been omitted.

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

As of March 31, 2010 and subsequent thereto, the Company had no outstanding stock warrants or options which could be considered common stock equivalents. See Note D regarding Convertible Note Payable, Related Party.

3.

Fair value of assets and liabilities

The carrying amount of cash and cash equivalents, accounts payable and notes payable, represent approximated fair value due to the short-term maturity of these instruments.

4.

Income taxes

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2010, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes.

As of March 31, 2010, the deferred tax asset related to the Company's net operating loss carry-forward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statements or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

Advances from Stockholder

During the nine months ended March 31, 2010, Tryant, LLC made advances totaling $5,565 for working capital purposes. These advances were non-interest bearing and payable on demand. UAGH imputed interest on these advances at a rate of 10% per year. Interest expense of $943 was recorded to additional paid-in capital for the nine months ended March 31, 2010.

As of March 31, 2010 there is a total balance of $37,634 that has been advanced by Tryant, LLC. The notes outstanding as of June 30, 2008 and earlier, totaling $24,139, earn interest at 8%.

Note E – New Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 105-10-65 (Prior authoritative literature: FASB Statement 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). Under FASB ASC 105-10-65 (Prior authoritative literature: FASB Statement 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles), the FASB Accounting Standards Codification ™ (the “Codification”) will become the exclusive source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards, with the exception of certain non-SEC accounting literature which will become nonauthoritative. FASB ASC 105-10-65 (Prior authoritative literature: FASB Statement 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles) was effective for the Company’s 2009 first fiscal quarter. The adoption of FASB ASC 105-10-65 (Prior authoritative literature: FASB Statement 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles) did not have a material impact on the Company’s Financial Statements. All references to U.S. GAAP provided in the notes to the Financial Statements have been updated to conform to the Codification.

In May 2009, the FASB issued FASB ASC 855-10-25 (Prior authoritative literature: FASB Statement 165, Subsequent Events). FASB ASC 855-10-25 (Prior authoritative literature: FASB Statement 165, Subsequent Events) provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. FASB ASC 855-10-25 (Prior authoritative literature: FASB Statement 165,Subsequent Events) was effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial position and results of operations. The Company has evaluated subsequent events through May 17, 2010, the date of issuance of the Company’s financial position and results of operations.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

Note F – Subsequent Events

The previously signed Letter of Intent that was signed on January 13, 2010 was terminated. The parties mutually agreed to terminate the Letter of Intent because UAGH, Inc. was unable to comply with Rule 15c2-11 of OTCBB Exchange and delisted.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders' equity since inception. The Company's balance sheet as of March 31, 2010, reflects a total asset value of $0. The Company has little cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

During the period from July 1, 2009 through March 31, 2010, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting. We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2010, the end of the period covered by this Report. The Company’s current lack of capital resources limits its ability to address the deficiencies in its disclosure controls and procedures. However, due to the limited operations of the Company, the cost of remediation would outweigh the perceived benefits.

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

The Company has not yet come to a definitive agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity. The Company continues to seek a possible business combination, but there can be no assurance that the Company will be successful in concluding a business combination. Management has not limited itself to any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

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

The Company's officers and directors participate in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future. Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

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

UAGH, Inc.

Date May 17, 2010

By: /s/ Daniel Drummond

Daniel Drummond, President and CEO

Date: May 17, 2010

By: /s/ Alex Ferries

Alex Ferries, Secretary and CFO