Form 10-K
period 2010-06-30
UAGH INC
filed 2010-10-14
CIK 1070699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X .     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2010

     .      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  X . No      .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

Our common stock is listed on the OTC Bulletin Board under the symbol "UAGI." There was not an active market and no trading volume during fiscal 2009 and there has been no trading volume in 2010, therefore the aggregate market value of the issuer's common stock held by non-affiliates at October 13, 2010 is deemed to be $-0-.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  X . No      .

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 13, 2010
Common Stock, $.01 par value	670,741

DOCUMENTS INCORPORATED BY REFERENCE

See Item 15.

FORWARD LOOKING STATEMENTS

In this Annual Report, references to "UAGH, Inc.," the "Company," "we," "us," "our" and words of similar import refer to UAGH, Inc.

This Annual Report contains certain forward-looking statements and for this purpose any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the markets in which UAGH, Inc., may participate, competition within the Company's chosen industry, technological advances and failure by us to successfully develop business relationships.  We expressly disclaim any intention or obligation to update any forward-looking statement for any reason.

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

Accordingly, the Company, post bankruptcy, has no assets and minimal liabilities and operating activities. Therefore, the Company qualifies as being in the development stage as defined under the provisions of Accounting Codification Standard ("ASC") 915-10.

License Agreement

On August 26, 2010, the Company caused to be formed a Nevada corporation, The Markers Companies, Inc., (“TMC Nevada”), which will operate as a subsidiary of the Company.  The Company owns 1,000 shares of TMC Nevada, constituting 100% of the issued and outstanding shares of TMC Nevada.

On September 1, 2010, TMC Nevada entered into a License Agreement (the “Agreement”), dated as of August 27, 2010, with Markers Companies, LLC, an Arizona limited liability company (“MC LLC”).  Pursuant to the Agreement, MC LLC agreed to grant to TMC Nevada an exclusive, worldwide, perpetual license (the “License”) in certain intellectual property, consisting of the trademarks, websites, marketing rights and agreements, and other intellectual property set forth in the Agreement, as well as all Improvements thereto, as defined in the Agreement (collectively, the “Intellectual Property”).  MC LLC granted to TMC Nevada the License for all fields of use or application, with the right to sublicense, to make, have made, use, offer to sell, sell, export, and import the Intellectual Property.  Under this Agreement, 11,000,000 shares of UAGH, Inc. common stock was to be issued to MC LLC. Additional information about the Agreement can be found in the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2010.

Subsequently, on October 4, 2010, the Company, TMC Nevada, and Markers agreed to rescind the License Agreement and all related agreements and transactions.  As of the date of this Report, the parties were negotiating the final terms of a written recission agreement, which will be publicly disclosed upon its completion and execution.  The Company anticipates that the effect of such written recission agreement will be to restore the Company to an entity with no operating activities.

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

ITEM 2: PROPERTIES

We have no assets, property or business; our principal executive office address and telephone number are the business office address and telephone number of our former President, Daniel Drummond, and are currently provided at no cost. Because we have had no business, our activities have been limited to keeping us in good standing in the State of Delaware and timely voluntarily filing our reports with the SEC. These activities have consumed an insignificant amount of management's time; accordingly, the costs to Mr. Drummond, our former President, of providing the use of his office and telephone have been minimal.

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

ITEM 4: (Removed and Reserved.)

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the OTC Over-the-Counter Bulletin Board market under the symbol "UAGI" There is currently no established trading market for our shares of common stock. Management does not expect any viable market to develop in our common stock unless and until we complete an acquisition or merger. In any event, no assurance can be given that any market for our common stock will develop or be maintained.

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

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

Closing Bid
2009
July 1, 2008-September 30, 2008	N/A	N/A
October 1, 2008-December 31, 2008	N/A	N/A
January 1, 2009 -March 31, 2009	N/A	N/A
April 1, 2009 -June 30, 2009	N/A	N/A

2010
July 1, 2009-September 30, 2009	N/A	N/A
October 1, 2009-December 31, 2009	N/A	N/A
January 1, 2010 -March 31, 2010	N/A	N/A
April 1, 2010 -June 30, 2010	N/A	N/A

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of registered or unregistered securities for the year ended June 30, 2010.

Subsequent to the year ended June 30, 2010, the Company was to  issue shares of its common stock in connection with the License Agreement transaction described above.  However, as noted above, the parties to the License Agreement subsequently agreed to rescind the License Agreement, and as of the date of this Report, were negotiating a written Rescission Agreement.  The Company anticipates that the effect of the Rescission Agreement will be to rescind the issuances of the shares.

In the above transaction, the securities were issued to accredited investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act; the certificates for such securities contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

Use of Proceeds of Registered Securities

There were no proceeds received during the fiscal year ended June 30, 2010, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

None.

ITEM 6: SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

When used in this Annual Report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect The Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed further below under "Trends and Uncertainties," and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.  We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

Liquidity and Capital Resources

The Company has cash or cash equivalents on hand as of June 30, 2010 amounting to $0. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. During the year ended June 30, 2010, loans were made and expenses were paid by a principal stockholder in the amount of $12,128. During the same period in 2009, additional loans and expenses by a principal stockholder totaled $7,930. The aggregate amount of $44,197 outstanding as of June 30, 2010, is unsecured and is due on demand. Because the Company has not identified any other acquisition or venture, it is impossible to predict the amount of any such loan.

Results of Operations

Other than maintaining its good corporate standing in the State of Delaware compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit us and our stockholders, we have had no material business operations in the two most recent calendar years.

During the year ended June 30, 2010, we had a net loss of $27,607, resulting from operations. During this same period ending June 30, 2009, we had a net loss of $24,611, also resulting from operations. The increase in net loss is due to the Company's increase in ongoing expenses related to meeting our SEC reporting obligations. We have recognized no revenues in either of our two most recent calendar or fiscal years. See the Index to Financial Statements, Part II, Item 8, of this Annual Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended June 30, 2010.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required financial statements are included following the signature page of this Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our President and Secretary/Treasurer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our President and Secretary/Treasurer, as appropriate to allow timely decisions regarding disclosure. However, the Company believes the costs of remediation outweigh the benefits given the limited operations of the company.

Limitation on Effectiveness of Controls

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

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of June 30, 2010, our internal control over financial reporting was not effective. The Company's material weaknesses in internal control are due to the lack of segregation of duties and the lack of accounting expertise in the supervision of the financial reporting process. However, the Company believes the costs of remediation outweigh the benefits given the limited operations of the company.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to permanent rules of the Security and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

Subsequent Events:

Creation of Subsidiary

On August 26, 2010, the Company caused to be formed a Nevada corporation, The Markers Companies, Inc., (“TMC Nevada”), which will operate as a subsidiary of the Company.  The Company owns 1,000 shares of TMC Nevada, constituting 100% of the issued and outstanding shares of TMC Nevada.

License Agreement

On September 1, 2010, TMC Nevada entered into a License Agreement (the “Agreement”), dated as of August 27, 2010, with Markers Companies, LLC, an Arizona limited liability company (“MC LLC”).  Pursuant to the Agreement, MC LLC agreed to grant to TMC Nevada an exclusive, worldwide, perpetual license (the “License”) in certain intellectual property, consisting of the trademarks, websites, marketing rights and agreements, and other intellectual property set forth in Schedule 1 to the Agreement, as well as all Improvements thereto, as defined in the Agreement (collectively, the “Intellectual Property”).  MC LLC granted to TMC Nevada the License for all fields of use or application, with the right to sublicense, to make, have made, use, offer to sell, sell, export, and import the Intellectual Property.  Additional information about the Agreement can be found in the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2010.

Subsequently, on October 4, 2010, the Company, TMC Nevada, and Markers agreed to rescind the License Agreement and all related agreements and transactions.  As of the date of this Report, the parties were negotiating the final terms of a written recission agreement, which will be publicly disclosed upon its completion and execution.  The Company anticipates that the effect of such written recission agreement will be to restore the Company to an entity with no operating activities.

Changes in Officers and Directors

On September 17, 2010, the Board of Directors of  the Company, appointed the following individuals to serve as officers of the Company:

Name	Age	Position with UAGH, Inc.
Jeff Jenson	40	President, Chief Operating Officer, Secretary, and Treasurer

Additionally, in connection with the License Agreement described above, the Board of Directors appointed Vincent Goett as a Director and the Chairman of the Board of Directors of the Company.  However, as noted above, the parties to the License Agreement agreed to rescind the transaction, and as of the date of this Report were negotiating a written Rescission Agreement.  The Company anticipates that in connection with the Rescission Agreement, Mr. Goett will be removed from these positions.

Mr. Jenson, 40, the Chief Operating Officer, Secretary, and Treasurer of the Company, has been a financial consultant to emerging and public corporations for over eighteen years. He is also currently the Managing Director of Tryant, LLC.  For eleven years prior to founding Tryant, Mr. Jenson was President of Jenson Services, a Utah-based mergers and acquisitions firm. During his career, Mr. Jenson has participated in over forty reverse mergers.  On September 1, 2010, Mr. Jenson became a director and officer of the Company and its wholly owned subsidiary The Markers Companies, Inc., which specializes in the destination club and fractional ownership business.  Mr. Jenson is a founder and director of EMB Energy, Inc., an electromagnetic battery storage company.  Mr. Jenson is also a founder and director of Solar Nation, Inc., a commercial scale solar development company which began operations in 2008.  From March 2009 until March 2010, Mr. Jenson served as President and Director of Nextfit, Inc.  In 2001, Mr. Jenson founded Vic’s Nutritional Products, Inc., which developed, owned, and operated its retail outlets in shopping malls throughout the US and which was subsequently purchased by Guthy Renker.  Mr. Jenson graduated from Westminster College in 1992 with degrees in aviation and business management.  Mr. Jenson is an avid sportsman, who enjoys hunting, skiing, snowmobiling, snowboarding, golfing, fishing, and riding horses and was a competitive swimmer.  Mr. Jenson maintains his commercial pilot’s license and is a certified flight instructor.  Mr. Jenson is on the board of advisors of Westminster College’s Bill and Vieve Gore School of Business and the board of advisors of the Westminster College School of Aviation.  He is a board member of the Utah Foundation for North American Wild Sheep, which he assisted in the initial capitalization of the foundation’s trust. Mr. Jenson is married and is the father of two daughters.

Employment Contract

On September 17, 2010, TMC Nevada entered into an employment agreement (the “Agreement”) with Vincent Goett, pursuant to which, Mr. Goett was to serve as TMC Nevada’s Co-Chief Executive Officer.  The Agreement was dated effective as of September 2, 2010.  However,  as noted above, the parties to the License Agreement agreed to rescind the transaction, and as of the date of this Report were negotiating a written Rescission Agreement.  The Company anticipates that pursuant to the Rescission Agreement, Mr. Goett’s employment agreement will be terminated.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Position with UAGH, Inc.
Jeff Jenson (1)	40	President,Chief Operating Officer, Secretary, and Treasurer
Daniel Drummond (2)	57	Former President/former Director
Alex Ferries (3)	36	Former Secretary/former Director

(1)

Mr. Jenson was appointed as a Director and as the Company’s President following the resignation of Daniel Drummond on August 25, 2010.  Mr. Jenson was subsequently appointed as the Company’s Chief Operating Officer, Secretary, and Treasurer on September 17, 2010.

(2)

Mr. Drummond resigned as a director and officer of the Company on August 25, 2010.

(3)

Mr. Ferries resigned as a director and officer of the Company on August 25, 2010.

Background and Business Experience

Mr. Jenson, 40, the Chief Operating Officer, Secretary, and Treasurer of the Company, has been a financial consultant to emerging and public corporations for over eighteen years. He is also currently the Managing Director of Tryant, LLC.  For eleven years prior to founding Tryant, Mr. Jenson was President of Jenson Services, a Utah-based mergers and acquisitions firm. During his career, Mr. Jenson has participated in over forty reverse mergers.  On September 1, 2010, Mr. Jenson became a director and officer of the Company and its wholly owned subsidiary The Markers Companies, Inc., which specializes in the destination club and fractional ownership business.  Mr. Jenson is a founder and director of EMB Energy, Inc., an electromagnetic battery storage company.  Mr. Jenson is also a founder and director of Solar Nation, Inc., a commercial scale solar development company which began operations in 2008.  From March 2009 until March 2010, Mr. Jenson served as President and Director of Nextfit, Inc.  In 2001, Mr. Jenson founded Vic’s Nutritional Products, Inc., which developed, owned, and operated its retail outlets in shopping malls throughout the US and which was subsequently purchased by Guthy Renker.  Mr. Jenson graduated from Westminster College in 1992 with degrees in aviation and business management.  Mr. Jenson is an avid sportsman, who enjoys hunting, skiing, snowmobiling, snowboarding, golfing, fishing, and riding horses and was a competitive swimmer.  Mr. Jenson maintains his commercial pilot’s license and is a certified flight instructor.  Mr. Jenson is on the board of advisors of Westminster College’s Bill and Vieve Gore School of Business and the board of advisors of the Westminster College School of Aviation.  He is a board member of the Utah Foundation for North American Wild Sheep, which he assisted in the initial capitalization of the foundation’s trust.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships

None.

Involvement in Other Public Companies

Mr. Drummond was the sole officer and director of Wren, Inc., an internet marketing company, and was the president and a director of UAGH, Inc. Mr. Drummond was an officer and director of West Coast Car Company from March 2004 until May 2007, when it became Shengtai Pharmaceutical, Inc. He was also an officer and director of Ardmore Holding Corporation until June 2008, when it became Yayi International, Inc.  (5 years)

Mr. Ferries was an officer and director of West Coast Car Company from March 2004 until May 2007, when it became Shengtai Pharmaceutical, Inc. He was also an officer and director of Ardmore Holding Corporation until June 2008, when it became Yayi International, Inc.

Mr. Jenson was an officer and director of  NextFit, Inc from March 2009 until March 2010. He also served as President and a director of Ardmore Holding Company from July 2007 until June 2008.

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

-

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities; or

-

was found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. There were no transactions during the year ended June 30, 2010 that were required to be reported.

Code of Ethics

We adopted a Code of Ethics for our principal executive and financial officers. Our Code of Ethics was filed as Exhibit 14 to our Annual Report for the year ended June 30, 2008. See Part IV, Item 15, of this Annual Report.

Corporate Governance

Nominating Committee

To date, we have not established a Nominating Committee because, due to our lack of material operations and the fact that we presently have only one director and executive officer.  As our operations progress, the Board of Directors intends to continue to review the need for and timing of the appointment of a nominating committee.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our Board of Directors.

Audit Committee

Similarly, to date we have not established an Audit Committee because, due to our lack of material operations and the fact that we presently have only one director and executive officer, we believe that we are able to effectively manage the issues normally considered by an Audit Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

ITEM 11: EXECUTIVE COMPENSATION

All Compensation

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended June 30, 2010, or 2009. Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item. Stock awards would be valued using the closing bid price for the period in question as obtained from the National Quotation Bureau, Inc. (the "NQB"). The following table sets forth the aggregate compensation paid by our Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jeff Jenson (1)	6/30/10	0	0	0	0	0	0	0	0
President and Director	6/30/09	0	0	0	0	0	0	0	0
	6/30/08	0	0	0	0	0	0	0	0

Alex Ferries (2)	6/30/10	0	0	0	0	0	0	0	0
Former Secretary	6/30/09	0	0	0	0	0	0	0	0
Former Director	6/30/08	0	0	0	0	0	0	0	0

Daniel Drummond (3)	6/30/10	0	0	0	0	0	0	0	0
Former President, Former Director	6/30/09	0	0	0	0	0	0	0	0
	6/30/08	0	0	0	0	0	0	0	0

(1)

Mr. Jenson was appointed as a Director and as the Company’s President following the resignation of Daniel Drummond on August 25, 2010.  Mr. Jenson was subsequently appointed as the Company’s Chief Operating Officer, Secretary, and Treasurer on September 17, 2010.

(2)

Mr. Ferries resigned as a director and officer of the Company on August 25, 2010.

(3)

Mr. Drummond resigned as a director and officer of the Company on August 25, 2010.

Employment Agreement

On September 17, 2010, TMC Nevada entered into an employment agreement (the “Agreement”) with Vincent Goett, pursuant to which, Mr. Goett was to serve as TMC Nevada’s Co-Chief Executive Officer.  The Agreement was dated effective as of September 2, 2010.  However,  as noted above, the parties to the License Agreement agreed to rescind the transaction, and as of the date of this Report were negotiating a written Rescission Agreement.  The Company anticipates that pursuant to the Rescission Agreement, Mr. Goett’s employment agreement will be terminated.

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended June 30, 2010.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities as of October 13, 2010. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 670,741  shares of common stock outstanding at that date.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Common Stock	Jeffrey D. Jenson P. O. Box 5005, PMB 42 Rancho Santa Fe, CA 92067	600,000	89.45%

	Directors and Officers as a Group (1 person)		89.45%

(1) These shares are owned by Tryant, LLC. Jeff Jenson is a managing director of Tryant, LLC and these shares are considered to be beneficially controlled by Mr. Jenson.

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

Shareholder Loans - During the years ended June 30, 2010 and 2009, respectively, $12,128 and $7,930 was loaned by shareholders of the Company and $0 and $0 was repaid to the shareholders. As of June 30, 2010 and 2009, the amount due to the shareholders was $44,197 and $32,069, respectively. The interest expense on the loans was $1,500 and $492 for the years ended June 30, 2010 and 2009, respectively. The above mentioned shareholder loans were due on demand and had interest imputed at an annual rate of 10%.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended June 30, 2010 and 2009:

Fee Category	2010	2009
Audit Fees	$13,730	$17,570
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$13,730	$17,570

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2) Financial Statements. See the audited financial statements for the year ended June 30, 2010, contained in Item 8 above which are incorporated herein by this reference.

(a)(3) Exhibits. The following exhibits are filed as part of this Annual Report:

3.1

Articles of Incorporation(1)

3.1a

Amended Articles of Incorporation*

3.2

Bylaws(1)

10.1

License Agreement, dated as of August 27, 2010, between the Company, The Markers Companies, Inc., and Markers Companies, LLC (2)

10.2

Promissory Note (2)

14.1

Code of Ethics(3)

22

Subsidiaries of the Registrant

31.1

Certification of Principal Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1

Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

________________________________

(1) These exhibits are incorporated herein by reference to the Company's Form 10-SB filed with the Securities and Exchange Commission (the “Commission”) on December 28, 2007.

(2) These exhibits are incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2010.

(3) These exhibits are incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on September 29, 2008.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UAGH, Inc.

Date:	10/13/2010	By:	/s/ Jeffrey D. Jenson
Principal Executive Officer, Principal Financial Officer

/s/ Jeffrey D. Jenson

Jeffrey D. Jenson

, Director

UAGH, Inc.

(A development stage company)

Table of Contents

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of June 30, 2010 and 2009	F-2

Statements of Operations for the years ended June 30, 2010 and 2009, and for the period from August 16, 2006 (date of bankruptcy settlement) through June 30, 2010	F-3

Statements of Stockholders' Equity (Deficit) for the period from August 16, 2006 (date of bankruptcy settlement) through June 30, 2010	F-4

Statements of Cash Flow for the years ended June 30, 2010 and 2009, and for the period from August 16, 2006 (date of bankruptcy settlement) through June 30, 2010.	F-5

Notes to Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

Stockholders and Directors

UAGH, Inc.

We have audited the accompanying balance sheets of UAGH, Inc. (a development stage company) as of June 30, 2010 and 2009, and the related statements of operations, stockholders’ equity/(deficit), and cash flows for the years ended June 30, 2010 and 2009 and for the period from August 16, 2006 (date of bankruptcy settlement) through June 30, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UAGH, Inc. as of June 30, 2010 and 2009 and the results of its operations, stockholders’ deficit and cash flows for the years ended June 30, 2010 and 2009 and for the period from August 16, 2006 (date of bankruptcy settlement) through June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

October 13, 2010

UAGH, Inc.

(A development stage company)

Balance Sheets

June 30, 2010 and 2009

		2010		2009
ASSETS
CURRENT ASSETS
Cash		$-		$-

TOTAL ASSETS		$-		$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and other accrued liabilities	$	$ 29,820	$	$ 18,150
Accrued interest payable		4,988		2,679
Advances from stockholder		44,197		32,069
Convertible notes payable - related party		3,777		3,777
Total current liabilities		82,782		56,675

TOTAL LIABILITIES		82,782		56,675

COMMITMENTS AND CONTINGENCIES		-		-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued and outstanding		-		-
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 670,741 shares issued and outstanding at June 30, 2010 and 2009.		6,707		6,707
Additional paid-in capital		(4,085)		(5,585)
Deficit Accumulated during Development Stage		(85,404)		(57,797)
Total Stockholders' Equity (Deficit)		(82,782)		(56,675)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)		$-		$-

The accompanying notes are an integral part of these financial statements.

UAGH, Inc.

(A development stage company)

Statements of Operations

For the years ended June 30, 2010 and 2009, and for the period from August 16, 2006
(date of bankruptcy settlement) through June 30, 2010

	Year ended June 30, 2010	Year ended June 30, 2009	Period from August 16, 2006 (date of bankruptcy settlement) through June 30, 2010
OPERATING EXPENSES
General and administrative	$23,798	$21,823	$77,794
Total operating expense	23,798	21,823	77,794

OPERATING LOSS	(23,798)	(21,823)	(77,794)

Other Income/ (expense):
Interest expense	(3,809)	(2,788)	(7,610)

NET LOSS	$(27,607)	$(24,611)	$(85,404)

LOSS PER SHARE - Basic and fully diluted	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - Basic and fully diluted	670,741	670,741

The accompanying notes are an integral part of these financial statements.

UAGH, Inc.

(A development stage company)

Statement of Stockholders' Equity (Deficit)

For the period from August 16, 2006 (date of bankruptcy settlement)
through June 30, 2010

	Common Stock (1)		Additional Paid-in Capital	Deficit Accumulated during Development Stage
	Shares	Amount			Total
Stock issued through bankruptcy settlement on August 16, 2006	668,356	$6,684	$(6,684)	$-	$-
Net loss	-	-	-	(1,798)	(1,798)
Balance, June 30, 2007	668,356	6,684	(6,684)	(1,798)	(1,798)
Imputed interest on shareholder advances	-	-	630	-	630
Net loss	-	-	-	(31,388)	(31,388)
Balance, June 30, 2008	668,356	6,684	(6,054)	(33,186)	(32,556)
Imputed interest on shareholder advances	-	-	492	-	492
Reverse Split Adjustment	2,341	23	(23)	-	-
Net loss	-	-	-	(24,611)	(24,611)
Balance, June 30, 2009	670,741	6,707	(5,585)	(57,797)	(56,675)
Imputed interest on shareholder advances	-	-	1,500	-	1,500
Net loss	-	-	-	(27,607)	(26,499)
Balance, June 30, 2010	670,741	$6,707	$(4,085)	$(85,404)	$(82,782)

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

UAGH, Inc.

(A development stage company)

Statements of Cash Flow

For the years ended June 30, 2010 and 2009, and for the period from

August 16, 2006 (date of bankruptcy settlement) through June 30, 2010

	June 30, 2010	June 30, 2009	Period from August 16, 2006 (date of bankruptcy settlement) through June 30, 2010

Cash flow from operating activities:
Net loss	$(27,607)	$(24,611)	$(85,404)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	3,809	2,788	7,610
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	11,670	13,893	29,820
Due to shareholder	12,128	7,930	44,197
Net cash used by operating activities	-	-	(3,777)

Cash flow from financing activities:
Proceeds of borrowings under convertible note payable	-	-	3,777
Net cash provided by financing activities	-	-	3,777

Net change in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Note A - Background and Description of Business

UAGH, Inc. (the "Company"), was incorporated in July 2001, in accordance with the laws of the State of Delaware. The Company is the U. S. Bankruptcy Court-mandated reincorporation of and successor to Universal Access Global Holdings, Inc., which was discharged from bankruptcy on August 16, 2006. Concurrent with the approval of the Plan of Reorganization, the Company changed its post-bankruptcy year-end to June 30.

The Company's emergence from Chapter 11 of the Bankruptcy Code on August 16, 2006, created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity's fair value - resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, the Company, post bankruptcy, has no assets and minimal liabilities and operating activities. The Company is currently in the development stage as defined under the provisions of Accounting Codification Standard ("ASC") 915-10.

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

On August 26, 2010, the Company caused to be formed a Nevada corporation, The Markers Companies, Inc., (“TMC Nevada”), which was to operate as a subsidiary of the Company.  The Company owns 1,000 shares of TMC Nevada, constituting 100% of the issued and outstanding shares of TMC Nevada.

On September 1, 2010, TMC Nevada entered into a License Agreement (the “Agreement”), dated as of August 27, 2010, with Markers Companies, LLC, an Arizona limited liability company (“MC LLC”).  Pursuant to the Agreement, MC LLC agreed to grant to TMC Nevada an exclusive, worldwide, perpetual license (the “License”) in certain intellectual property, consisting of the trademarks, websites, marketing rights and agreements, and other intellectual property set forth in the Agreement, as well as all Improvements thereto, as defined in the Agreement (collectively, the “Intellectual Property”).  MC LLC granted to TMC Nevada the License for all fields of use or application, with the right to sublicense, to make, have made, use, offer to sell, sell, export, and import the Intellectual Property.  Under this Agreement, 11,000,000 shares of UAGH, Inc. common stock was to be issued to MC LLC. Additional information about the Agreement can be found in the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2010.

Subsequently, on October 4, 2010, the Company, TMC Nevada, and Markers agreed to rescind the License Agreement and all related agreements and transactions.  As of the date of this Report, the parties were negotiating the final terms of a written recission agreement, which will be publicly disclosed upon its completion and execution.  The Company anticipates that the effect of such written recission agreement will be to restore the Company to an entity with no operating activities.

Note B - Summary of Significant Accounting Policies

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles.

The preparation of financial statements under generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

2. Income (Loss) per share

Basic earnings (loss) per share (“EPS”) is calculated by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in the accompanying financial statements.

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

As of June 30, 2010, and subsequent thereto, the Company had no outstanding stock warrants or options which could be considered common stock equivalents. See Note D regarding Convertible Note Payable, related party.

3. Fair value of assets and liabilities

The carrying amount of cash and cash equivalents, accounts payable, and notes payable approximated fair value due to the short-term maturity of these instruments.

4. Income taxes

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2010, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes.

As of June 30, 2010, the deferred tax asset related to the Company's net operating loss carry-forward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

Note C - Going Concern Uncertainty

The Company has no post-bankruptcy operating history, no cash on hand, no assets and has a business plan with inherent risk. Because of these factors, the Company's auditors have issued an audit opinion on the Company's financial statements which includes a statement describing our going concern status.  This means, in the auditor's opinion, substantial doubt about our ability to continue as a going concern existed at the date of their opinion.

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

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  Further, the Company faces considerable risk in its business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market.  If no additional operating capital is received during the next twelve months, the Company will be forced to rely on additional funds loaned by management and/or significant stockholders.

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

Note D - Related Party

Convertible Note Payable, related party

On May 18, 2007, the Company borrowed $1,777 from Tryant, LLC, its majority stockholder, under a convertible promissory note. On July 31, 2007, the Company borrowed an additional $2,000 from Tryant LLC under the same terms. The notes are due on demand and bear interest at 10%. The notes are convertible into shares of common stock of the Company at the rate of $0.035 per share at the option of the holder. Management evaluated the convertible notes in accordance with ASC 815-40 and determined that there is no embedded derivative of the conversion feature of the note and  that there was no intrinsic value of the conversion option due to the fact that the debt is not convertible at a discount to the market value of the stock.

Shareholder advances and Notes payable - related party

During the year ended June 30, 2010, Tryant, LLC made advances totaling $12,128 for working capital purposes. These advances were non-interest bearing and payable on demand. UAGH imputed interest on these advances at a rate of 10% per year.  For the twelve months ended June 30, 2010, $1,500 was recorded to interest expense and to additional paid-in capital.

Note E - New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued ASC Statement No. 105, formerly Statement No. 168. The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). ASC 105 has become the single source authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. ASC 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. The Company adopted ASC 105 on July 1, 2009. The adoption of ASC 105 did not have an impact on the Company's financial position or results of operations.

On April 1, 2009, the Company adopted ASC 825-10-65, formerly SFAS No. 159, Financial Instruments - Overall - Transition and Open Effective Date Information (ASC 825-10-65). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company's results of operations or financial condition.

In  May 2009, the Company adopted ASC 855, formerly SFAS 165, Subsequent Events (ASC 855). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date - that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of ASC 855 did not have a material impact on the Company's results of operations or financial condition.

On July 1, 2009, the Company adopted ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures - Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have a material impact on the Company's results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC 605, Revenue Recognition) (ASU 2009-13). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company's results of operations or financial condition.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is a filer with the United States Securities and Exchange Commission (the “SEC”) to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on our results of operation or our financial position.

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Note F - Capital Stock Transactions

On June 30, 2008, the Board of Directors of UAGH, Inc., unanimously approved amendments to the Company’s Certificate of Incorporation to:

i)

effect a reverse stock split whereby all outstanding shares of the Company’s $.01 par value common stock (“Common Stock”) will be reverse split on a 1share for every 15 share basis; and

ii)

increase the authorized capital so that the Company is authorized to issue one hundred  million (100,000,000) shares of $0.01 par value of Common Stock and ten million (10,000,000)  shares of $0.01 par value of preferred stock, which preferred stock is issuable in such series and designations as may be authorized by the Company’s Board of Directors.

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

Subsequent to the year ended June 30, 2010, the Company issued shares of its common stock in connection with the License Agreement transaction described above.  However, as noted above, the parties to the License Agreement subsequently agreed to rescind the License Agreement, and as of the date of this Report, were negotiating a written Rescission Agreement.  The Company anticipates that the effect of the Rescission Agreement will be to rescind the issuances of the shares.

Note G - Accounting for Income Taxes

The provision for income taxes consists of the following:

Provision for Income Taxes	6/30/2010	6/30/2009
Current Taxes	$-	$-
Deferred Taxes	-	-

The Company accounts for income taxes under ASC No. 740, formerly SFAS 109, (ASC 740), “Accounting for Income Taxes”.  This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward was approximately $84,296 at June 30, 2010, and will expire in the years 2027 through 2030.

At June 30, 2010, deferred taxes consisted of the following:

Deferred tax assets	Current	Noncurrent
Net operating losses	$-	$12,644
Valuation allowance	-	(12,644)
Net deferred tax assets	-	-

Deferred tax liabilities	-	-

Net deferred taxes	$-	$-

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of visibility as to the Company's earning ability in the near future, the Company has established a valuation allowance for all future deductible net operating loss carry forwards. The valuation allowance increased by $4,370 during the year ended June 30, 2010.

A reconciliation between income taxes at statutory tax rates (15%) and the actual income tax provision for continuing operations as of June 30, 2010 and 2009, follows:

	6/30/2010	6/30/2009
Expected Provision(Benefit) (based on statutory rate)	$(4,370)	$(4,060)

Effect of:
State taxes, net of federal benefit	-	-
Permanent Differences	-	-
Increase/(decrease) in valuation allowance	4,370	4,060
Total actual provision	$-	$-

The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company continues to incur net operating losses as disclosed above. Since it is not thought that these net operating loss carry forwards will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements. A reconciliation of our unrecognized tax benefits for 2010 is presented as follows:

Balance as of July 1, 2009	$-
Additions based on tax positions related to the current year	-
Additions based on tax positions related to prior years	-
Reductions for tax positions of prior years	-
Reductions due to expiration of statute of limitations	-
Settlements with taxing authorities	-
Balance as of June 30, 2010	$-

The Company has filed income tax returns in the U.S. federal jurisdiction and Delaware state jurisdictions. The Company is subject to U.S. federal tax examinations of all tax returns since inception on August 16, 2006.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended June 30, 2010 and 2009, the Company recognized no interest and penalties. The Company had no payments of interest and penalties accrued at June 30, 2010 and 2009, respectively.

Note H - Subsequent Events:

On August 25, 2010, Daniel Drummond, President and Director of the Company resigned from both positions. Also on August 25, 2010, Alex Ferries, Secretary and Director of the Company resigned from both positions. There were no disagreements between the Company and Mr. Drummond or Mr. Ferries. Mr. Drummond and Mr. Ferries resigned from their positions with the Company to pursue other business opportunities.  In connection with to Mr. Drummond's and Mr. Ferries' resignations, Jeff D. Jenson was appointed to be the Company's sole officer and director.

On August 26, 2010, the Company caused to be formed a Nevada corporation, The Markers Companies, Inc., (“TMC Nevada”), which will operate as a subsidiary of the Company.  The Company owns 1,000 shares of TMC Nevada, constituting 100% of the issued and outstanding shares of TMC Nevada.

On August 30, 2010, the Company delivered a promissory note (the “Note”) dated August 24, 2010, to Tryant, LLC (“Tryant”), wherein the Company promised to pay to Tryant the sum of $250,000, less any outstanding liabilities of the Company arising in connection with the License Agreement.  The Note has a term of five months, and bears simple interest at a rate of 10%.  The note is collateralized by five hundred thousand (500,000) shares of the Company’s common stock.

On September 1, 2010, TMC Nevada entered into a License Agreement (the “Agreement”), dated as of August 27, 2010, with Markers Companies, LLC, an Arizona limited liability company (“MC LLC”).  Pursuant to the Agreement, MC LLC agreed to grant to TMC Nevada an exclusive, worldwide, perpetual license (the “License”) in certain intellectual property, consisting of the trademarks, websites, marketing rights and agreements, and other intellectual property set forth in the Agreement, as well as all Improvements thereto, as defined in the Agreement (collectively, the “Intellectual Property”).  MC LLC granted to TMC Nevada the License for all fields of use or application, with the right to sublicense, to make, have made, use, offer to sell, sell, export, and import the Intellectual Property. Under this Agreement, 11,000,000 shares of UAGH, Inc. common stock was to be issued to MC LL.  Additional information about the Agreement can be found in the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2010.

Subsequently, on October 4, 2010, the Company, TMC Nevada, and Markers agreed to rescind the License Agreement and all related agreements and transactions.  As of the date of this Report, the parties were negotiating the final terms of a written recission agreement, which will be publicly disclosed upon its completion and execution.  The Company anticipates that the effect of such written recission agreement will be to restore the Company to an entity with no operating activities.