Form 10-Q
period 2010-09-30
UAGH INC
filed 2010-11-15
CIK 1070699

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X  . QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

      . TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000- 28559

UAGH, INC.

(Exact name of Registrant as specified in its charter)

Delaware	36-4408076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16625 Dove Canyon Rd, #102-331,San Diego, CA	92127
(Address of principal executive offices)	(Zip Code)

(801) 560-1400

(Registrant’s telephone number, including area code)

____________

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       .   No   X  .

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes       .   No       .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   X  .   No       .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.       Yes   X  .   No       .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: November 15, 2010 – 670,741 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

UAGH, Inc.

(A development stage company)

Table of Contents

Condensed Balance Sheets as of September 30, 2010 (Unaudited) and June 30, 2010	4

Condensed Statements of Operations for the three months ended September 30, 2010 and 2009 and for the period from August 16, 2006 (date of bankruptcy settlement) through September 30, 2010 (Unaudited)	5

Condensed Statements of Cash Flows for the three months ended September 30, 2010 and 2009 and for the period from August 16, 2006 (date of bankruptcy settlement) through September 30, 2010 (Unaudited)	6

Notes to Condensed Financial Statements (Unaudited)	7

UAGH, Inc.

(A development stage company)

Condensed Balance Sheets

As of September 30, 2010 (unaudited) and June 30, 2010

	September 30,	June 30,
	2010	2010
	(unaudited)
CURRENT ASSETS
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and other accrued liabilities	$20,736	$29,820
Accrued interest payable	5,570	4,988
Advances from stockholder	54,197	44,197
Convertible notes payable - related party	3,777	3,777
Total current liabilities	84,280	82,782

TOTAL LIABILITIES	84,280	82,782

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 670,741 shares issued and outstanding at September 30, 2010 and June 30, 2010	6,707	6,707
Additional paid-in capital	(3,478)	(4,085)
Deficit Accumulated during Development Stage	(87,509)	(85,404)
Total Stockholders' Equity (Deficit)	(84,280)	(82,782)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UAGH, Inc.

(A development stage company)

Condensed Statements of Operations

For the three months ended September 30, 2010 and 2009 and for the period from August 16, 2006 (date of bankruptcy settlement) through September 30, 2010

(Unaudited)

			Period from
			August 16, 2006
			(date of bankruptcy
	Three Months	Three Months	settlement)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2010	2009	2010
OPERATING EXPENSES
General and administrative	$916	$8,196	$78,710
Total operating expense	916	8,196	78,710

OPERATING LOSS	(916)	(8,196)	(78,710)

Other Income/ (expense):
Interest expense	(1,189)	(783)	(8,799)

NET LOSS	$(2,105)	$(8,979)	$(87,509)

LOSS PER SHARE - Basic and fully diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - Basic and fully diluted	670,741	670,741

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UAGH, Inc.

(A development stage company)

Statements of Cash Flows

For the three months ended September 30, 2010 and 2009 and for the period from August 16, 2006 (date of bankruptcy settlement) through September 30, 2010

(Unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Period from August 16, 2006 (date of bankruptcy settlement) through September 30,
	2010	2009	2010
Cash flow from operating activities:
Net loss	$(2,105)	$(8,979)	$(87,509)
Adjustment to reconcile net loss to
net cash used in operating activities:
Non-cash interest expense	1,189	783	8,799
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(9,084)	4,290	20,736
Due to shareholder	10,000	3,906	54,197
Net cash used by operating activities	-	-	(3,777)

Cash flow from financing activities:
Proceeds of borrowings under convertible note payable	-	-	3,777
Net cash provided by financing activities	-	-	3,777
Net change in cash	-	-	-

Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-
Non-cash investing and financing activities:
Conversion of shareholder advances to note payable	-	-	24,139

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UAGH, Inc.

(A development stage company)

Notes to Condensed Financial Statements

September 30, 2010

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

The accompanying interim financial statements of UAGH have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended June 30, 2010, as reported the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, have been omitted.

The Company's emergence from Chapter 11 of the Bankruptcy Code on August 16, 2006, created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity's fair value - resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, the Company, post bankruptcy, has no assets and minimal liabilities and operating activities. Therefore, the Company, as a new reporting entity, qualifies as a "development stage enterprise" as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915.

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

The preparation of financial statements under generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Actual results could differ from those estimates.

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

As of September 30, 2010, and subsequent thereto, the Company had no outstanding stock warrants or options which could be considered common stock equivalents. See Note D regarding Convertible Note Payable, related party.

3. Fair value of assets and liabilities

The carrying amount of cash and cash equivalents, accounts payable, and notes payable approximated fair value due to the short-term maturity of these instruments.

4. Income taxes

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2010, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes.

As of September 30, 2010, the deferred tax asset related to the Company's net operating loss carry-forward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

Note C - Going Concern Uncertainty

The Company has no post-bankruptcy operating history, no cash on hand, no assets and has a business plan with inherent risk. Because of these factors, the Company's auditors have issued an audit opinion on the Company's June 30, 2010 financial statements which includes a statement describing our going concern status.  This means, in the auditor's opinion, substantial doubt about our ability to continue as a going concern existed at the date of their opinion.

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

Shareholder advances and Notes payable - related party

During the year ended June 30, 2010, Tryant, LLC made advances totaling $12,128 for working capital purposes. For the three month period ended September 30, 2010, Tryant, LLC advanced $10,000.  These advances were non-interest bearing and payable on demand. UAGH imputed interest on these advances at a rate of 10% per year.  For the twelve months ended June 30, 2010, $1,500 was recorded to interest expense and to additional paid-in capital. For the three months ended September 30, 2010 the company recorded imputed interest of $607.

As of September 30, 2010 there is a total balance of $54,197 that has been advanced by Tryant, LLC. The notes outstanding as of June 30, 2008 and earlier, totaling $24,139, earn interest at 8%.

Note E - New Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC 605, Revenue Recognition) (ASU 2009-13). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU 2009-13 had no effect on the Company's results of operations or financial condition.

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Note F - Subsequent Events

On October 29, 2010, UAGH, Inc. (the “Registrant”) entered into an agreement (the “Rescission Agreement”), effective as of October 4, 2010 (the “Effective Date”), with The Markers Companies, Inc., (“TMC Nevada”), Markers Companies, LLC, an Arizona limited liability company (“MC LLC”), Vincent Goett (“Goett”), and Michael Broussard (“Broussard,” and collectively with the Registrant, TMC Nevada, MC LLC, and Goett, the “Parties”), which served to rescind the License Agreement entered into by and among the Parties dated as of August 27, 2010.

In connection with the Rescission Agreement, Vincent Goett and Michael Broussard resigned from all director and officer positions with the Registrant and its subsidiary, TMC Nevada, effective as of the Effective Date.  Mr. Goett had been appointed as the Co-Chief Executive Officer and Chairman of the Board of the Registrant, and as the Co-Chief Executive Officer and Chairman of the Board of TMC Nevada.  Mr. Broussard had been appointed as the Co-Chief Executive Officer and a Director of the Registrant and as the Co-Chief Executive Officer and a Director of TMC Nevada.

Following their resignations, Jeff D. Jenson remains as the Registrant’s sole officer and director.

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operation

Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a going concern engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements, which may be advanced by our management or principal stockholders as loans to us, will relate to maintaining our good standing or the payment of expenses associated with legal, accounting and other fees related to our compliance with the Exchange Act requirements of being a reporting issuer and reviewing or investigating any potential acquisition or business combination candidate.  Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective acquisition or business combination candidate as of the date of this Quarterly Report, it is impossible to predict the amount of any such costs or required advances.  Any such loan will be on terms no less favorable to us than would have been made available to us from a commercial lender in an arm’s length transaction.

Results of Operations

Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009.

We had no operations during the quarterly period ended September 30, 2010, nor do we have operations as of the date of this filing.  General and administrative expenses were $916 for the September  30, 2010, period compared to $8,196 for the September 30, 2009, period. General and administrative expenses for the three months ended September 30, 2010, were comprised mainly of legal fees. We recorded interest expense of $1,189 which resulted in a net loss of $2,105 for the September 30, 2010 period compared to a net loss of $8,979 for the September 30, 2009, period.

Liquidity

We have no current cash resources.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing in the State of Delaware.  We do not have any cash reserves to pay for our administrative expenses for the next 12 months.  In the event that additional funding is required in order to keep us in good standing and other fees related to our compliance with the Exchange Act requirements of being a reporting issuer and reviewing or investigating any potential acquisition or business combination candidate, we may attempt to raise such funding through loans or through additional sales of our common stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on this evaluation, our principal executive officer and our principal financial officer, who is one person, concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2010, the end of the period covered by this Report. The Company’s current lack of capital resources limits its ability to address the deficiencies in its disclosure controls and procedures. However, due to the limited operations of the Company, the cost of remediation would outweigh the perceived benefits.

Changes in Internal Control over Financial Reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No legal proceedings are threatened or pending against UAGH, Inc. or any of our officers or directors. Further, none of our officers, directors or affiliates are parties against UAGH, Inc., or have any material interests in actions that are adverse to our own.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.	Identification of Exhibit

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Jeff Jenson, President, Treasurer and Director.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Jeff Jenson, President, Secretary, Treasurer and Director.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

UAGH, INC.

Date:  November 15, 2010

By: /s/ Jeff Jenson

President, Secretary, Treasurer,

CEO, CFO, Sole Director