Form 10-Q
period 2010-12-31
UAGH INC
filed 2011-02-02
CIK 1070699

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X .QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

     . TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000- 28559

UAGH, INC.

(Exact name of Registrant as specified in its charter)

Delaware	36-4408076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1608 W 2225 S, Woods Cross, UT	84087
(Address of principal executive offices)	(Zip Code)

(801) 560-1400

(Registrant’s telephone number, including area code)

16625 Dove Canyon Rd, #102-331, San Diego, CA 92127

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: February 2, 2011 – 670,741 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

UAGH, Inc.

(A development stage company)

Table of Contents

Condensed Balance Sheets as of December 31, 2010 and June 30, 2010 (Unaudited)	3

Condensed Statements of Operations for the six months ended December 31, 2010 and 2009 and for the period from August 16, 2006 (date of bankruptcy settlement) through December 31, 2010 (Unaudited)	4

Condensed Statements of Operations for the three months ended December 31, 2010 and 2009 (Unaudited)	5

Condensed Statements of Cash Flows for the six months ended December 31, 2010 and 2009 and for the period from August 16, 2006 (date of bankruptcy settlement) through December 31, 2010 (Unaudited)	6

Notes to Condensed Financial Statements (Unaudited)	7

UAGH, Inc.

(A development stage company)

Condensed Balance Sheets

As of December 31, 2010 and June 30, 2010 (Unaudited).

	December 31,	June 30,
	2010	2010

CURRENT ASSETS
Cash	$-	$-
Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and other accrued liabilities	$93,773	$29,820
Accrued interest payable – related party	6,152	4,988
Advances and notes payable from stockholder	54,197	44,197
Convertible notes payable - related party	3,777	3,777
Total current liabilities	157,899	82,782

TOTAL LIABILITIES	157,899	82,782

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 670,741 shares issued and outstanding at December 31, 2010 and June 30, 2010	6,707	6,707
Additional paid-in capital	(2,720)	(4,085)
Deficit Accumulated during Development Stage	(161,886)	(85,404)
Total Stockholders' Equity (Deficit)	(157,899)	(82,782)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UAGH, Inc.

(A development stage company)

Condensed Statements of Operations

For the six months ended December 31, 2010 and 2009 and for the period from August 16, 2006 (date of bankruptcy settlement) through December 31, 2010

(Unaudited)

			Period from
			August 16, 2006
			(date of bankruptcy
	Six Months	Six Months	settlement)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2010	2009	2010
OPERATING EXPENSES
General and administrative	$73,953	$15,078	$151,747
Total operating expense	73,953	15,078	151,747

OPERATING LOSS	(73,953)	(15,078)	(151,747)

Other Income/ (expense):
Interest expense – related party	(2,529)	(1,774)	(10,139)

NET LOSS	$(76,482)	$(16,852)	$(161,886)

LOSS PER SHARE - Basic and fully diluted	$(0.11)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - Basic and fully diluted	670,741	670,741

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UAGH, Inc.

(A development stage company)

Condensed Statements of Operations

For the Three months ended December 31, 2010 and 2009

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2010	2009
OPERATING EXPENSES
General and administrative	$73,037	$6,882
Total operating expense	73,037	6,882

OPERATING LOSS	(73,037)	(6,882)

Other Income/ (expense):
Interest expense – related party	(1,340)	(991)

NET LOSS	$(74,377)	$(7,873)

LOSS PER SHARE - Basic and fully diluted	$(0.11)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - Basic and fully diluted	670,741	670,741

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UAGH, Inc.

(A development stage company)

Condensed Statements of Cash Flows

For the six months ended December 31, 2010 and 2009 and for the period from August 16, 2006 (date of bankruptcy settlement) through December 31, 2010

(Unaudited)

	Six Months Ended December 31,	Six Months Ended December 31,	Period from August 16, 2006 (date of bankruptcy settlement) through December 31,
	2010	2009	2010
Cash flow from operating activities:
Net loss	$(76,482)	$(16,852)	$(161,886)
Adjustment to reconcile net loss to
net cash used in operating activities:
Non-cash interest expense	2,529	1,774	10,139
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	63,953	9,513	93,773
Net cash used by operating activities	(10,000)	(5,565)	(57,974)

Cash flow from financing activities:
Advances from shareholder	10,000	5,565	54,197
Proceeds of borrowings under convertible note payable	-	-	3,777
Net cash provided by financing activities	10,000	5,565	57,974
Net change in cash	-	-	-

Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-
Non-cash investing and financing activities:
Conversion of shareholder advances to note payable	$-	$-	$24,139

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UAGH, Inc.

(A development stage company)

Notes to Condensed Financial Statements

December 31, 2010

(Unaudited)

Note A - Background and Description of Business

The accompanying interim financial statements of UAGH, Inc. have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended June 30, 2010, as reported the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, have been omitted.

Note B - Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no assets, has incurred losses since its bankruptcy settlement, has negative cash flows from operations, and has no revenue-generating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, no formal commitments or arrangements to advance or loan funds to the Company exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

Note C - Related Party Transactions

Shareholder advances and Notes payable - related party

For the six month period ended December 31, 2010, Tryant, LLC advanced $10,000. For the six months ended December 31, 2010 the company recorded imputed interest of $1,365.

As of December 31, 2010 there is a total balance of $54,197 that has been advanced by Tryant, LLC. The notes outstanding as of June 30, 2008 and earlier, totaling $24,139, accrue interest at 8%.

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

Results of Operations

Three Months Ended December 31, 2010, Compared to Three Months Ended December 31, 2009.

We had no operations during the quarterly period ended December 31, 2010, nor do we have operations as of the date of this filing.  General and administrative expenses were $73,037 for the December 31, 2010, period compared to $6,882 for the December 31, 2009, period. General and administrative expenses for the three months ended December 31, 2010, were comprised mainly of legal fees. The large increase in general and administrative fees was related to increased legal fees related to a failed merger acquisition. We recorded interest expense of $1,340 which resulted in a net loss of $74,377 for the December 31, 2010 period compared to a net loss of $7,873 for the December 31, 2009, period.

Six Months Ended December 31, 2010, Compared to six Months Ended December 31, 2009.

We had no operations during the quarterly period ended December 31, 2010, nor do we have operations as of the date of this filing.  General and administrative expenses were $73,953 for the December 31, 2010, period compared to $15,078 for the December 31, 2009, period. General and administrative expenses for the six months ended December 31, 2010, were comprised mainly of legal fees. The large increase in general and administrative fees was related to increased legal fees related to a failed merger acquisition. We recorded interest expense of $2,529 which resulted in a net loss of $76,482 for the December 31, 2010 period compared to a net loss of $16,852 for the December 31, 2009, period.

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

Based on this evaluation, our principal executive officer and our principal financial officer, who is one person, concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2010, the end of the period covered by this Report. The Company’s current lack of capital resources limits its ability to address the deficiencies in its disclosure controls and procedures. However, due to the limited operations of the Company, the cost of remediation would outweigh the perceived benefits.

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

Date:  February 2, 2011

By: /s/ Jeff Jenson

President, Secretary, Treasurer,

CEO, CFO, Sole Director