Form 10-Q
period 2011-03-31
UAGH INC
filed 2011-05-02
CIK 1070699

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

       . TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000- 28559

UAGH, INC.

(Exact name of Registrant as specified in its charter)

Delaware	36-4408076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1608 West 2225 South, Woods Cross, Utah	84087
(Address of principal executive offices)	(Zip Code)

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

Yes   X  . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: May xx, 2011 – 670,741 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

UAGH, Inc.

(A development stage company)

Table of Contents

Condensed Balance Sheets as of March 31, 2011 and June 30, 2010 (Unaudited)	3

Condensed Statements of Operations for the nine months ended March 31, 2011 and 2010 and for the period from August 16, 2006 (date of bankruptcy settlement) through March 31, 2011 (Unaudited)	4

Condensed Statements of Operations for the three months ended March 31, 2011 and 2010 (Unaudited)	5

Condensed Statements of Cash Flows for the nine months ended March 31, 2011 and 2010 and for the period from August 16, 2006 (date of bankruptcy settlement) through March 31, 2011 (Unaudited)	6

Notes to Condensed Financial Statements (Unaudited)	7

UAGH, Inc.

(A development stage company)

Condensed Balance Sheets

As of March 31, 2011 and June 30, 2010 (Unaudited)

	March 31,	June 30,
	2011	2010
CURRENT ASSETS
Prepaid Expenses	$500	$-
Total Current Assets	500	-

TOTAL ASSETS	$500	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and other accrued liabilities	$94,568	$29,820
Accrued interest payable - related party	6,721	4,988
Advances and notes payable from stockholder	55,197	44,197
Convertible notes payable - related party	3,777	3,777
Total current liabilities	160,263	82,782

TOTAL LIABILITIES	160,263	82,782

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 670,741 shares issued and outstanding at March 31, 2011 and June 30, 2010	6,707	6,707
Additional paid-in capital	(1,979)	(4,085)
Deficit Accumulated during Development Stage	(164,491)	(85,404)
Total Stockholders' Equity (Deficit)	(159,763)	(82,782)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$500	$-

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UAGH, Inc.

(A development stage company)

Condensed Statements of Operations

For the nine months ended March 31, 2011 and 2010 and for the period from August 16, 2006 (date of bankruptcy settlement) through March 31, 2011

(Unaudited)

			Period from
			August 16, 2006
			(date of bankruptcy
	Nine Months	Nine Months	settlement)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2011	2010	2011
OPERATING EXPENSES
General and administrative	$75,248	$18,223	$153,042
Total operating expense	75,248	18,223	153,042

OPERATING LOSS	(75,248)	(18,223)	(153,042)

Other Income/ (expense):
Interest expense - related party	(3,839)	(2,676)	(11,449)

NET LOSS	$(79,087)	$(20,899)	$(164,491)

LOSS PER SHARE - Basic and fully diluted	$(0.12)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - Basic and fully diluted	670,741	670,741

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UAGH, Inc.

(A development stage company)

Condensed Statements of Operations

For the Three months ended March 31, 2011 and 2010

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
OPERATING EXPENSES
General and administrative	$1,295	$3,145
Total operating expense	1,295	3,145

OPERATING LOSS	(1,295)	(3,145)

Other Income/ (expense):
Interest expense - related party	(1,310)	(902)

NET LOSS	$(2,605)	$(4,047)

LOSS PER SHARE - Basic and fully diluted	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - Basic and fully diluted	670,741	670,741

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UAGH, Inc.

(A development stage company)

Statements of Cash Flows

For the nine months ended March 31, 2011 and 2010 and for the period from August 16, 2006 (date of bankruptcy settlement) through March 31, 2011

(Unaudited)

	Nine Months Ended March 31,	Nine Months Ended March 31,	Period from August 16, 2006 (date of bankruptcy settlement) through March 31,
	2011	2010	2011
Cash flow from operating activities:
Net loss	$(79,087)	$(20,899)	$(164,491)
Adjustment to reconcile net loss to
net cash used in operating activities:
Non-cash interest expense	3,839	2,676	11,449
Changes in operating assets and liabilities:
(Increase) in Prepaid Expenses	(500)	-	(500)
Accounts payable and accrued liabilities	64,748	12,658	94,568
Net cash used by operating activities	(11,000)	(5,565)	(58,974)

Cash flow from financing activities:
Advances from shareholder	11,000	5,565	55,197
Proceeds of borrowings under convertible note payable	-	-	3,777
Net cash provided by financing activities	11,000	5,565	58,974
Net change in cash	-	-	-

Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Non-cash investing and financing activities:
Conversion of shareholder advances to note payable	$-	$-	$24,139

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UAGH, Inc.

(A development stage company)

Notes to Condensed Financial Statements

March 31, 2011

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

Note C - Related Party Transactions

Shareholder advances and Notes payable - related party

For the nine month period ended March 31, 2011, Tryant, LLC advanced $11,000. For the nine months ended March 31, 2011 the Company recorded imputed interest of $2,106.  As of March 31, 2011 there is a total balance of $55,197 that has been advanced by Tryant, LLC.

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

Results of Operations

Three Months Ended March 31, 2011, Compared to Three Months Ended March 31, 2010.

We had no operations during the quarterly period ended March 31, 2011, nor do we have operations as of the date of this filing.  General and administrative expenses were $1,295 for the March 31, 2011, period compared to $3,145 for the March 31, 2010, period. General and administrative expenses for the three months ended March 31, 2011, were comprised mainly of legal and accounting fees. We recorded interest expense of $1,310 which resulted in a net loss of $2,605 for the March 31, 2011 period compared to a net loss of $4,047 for the March 31, 2010, period.

Nine Months Ended March 31, 2011, Compared to nine Months Ended March 31, 2010.

We had no operations during the nine month period ended March 31, 2011, nor do we have operations as of the date of this filing.  General and administrative expenses were $75,248 for the March 31, 2011, period compared to $18,223 for the March 31, 2010, period. General and administrative expenses for the nine months ended March 31, 2011, were comprised mainly of legal and accounting fees. The large increase in general and administrative fees was related to increased legal fees related to a failed merger acquisition. We recorded interest expense of $3,839 which resulted in a net loss of $79,087 for the March 31, 2011 period compared to a net loss of $20,899 for the March 31, 2010, period.

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

Based on this evaluation, our principal executive officer and our principal financial officer, who is one person, concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2011, the end of the period covered by this Report. The Company’s current lack of capital resources limits its ability to address the deficiencies in its disclosure controls and procedures. However, due to the limited operations of the Company, the cost of remediation would outweigh the perceived benefits.

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

Date:  May xx, 2011

By: /s/ Jeff Jenson

President, Secretary, Treasurer,

CEO, CFO, Sole Director