Form 10-Q/A
period 2011-03-31
UAGH INC
filed 2011-05-03
CIK 1070699

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Yes   X  . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: May 3, 2011 – 670,741 shares of common stock.

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

Date:  May 3, 2011

By: /s/ Jeff Jenson

President, Secretary, Treasurer,

CEO, CFO, Sole Director